Form 10-Q
period 2009-09-30
Versailles Financial Corp
filed 2009-12-28
CIK 1471092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from __________ To __________

                          Commission File No. 333-161968

                        VERSAILLES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Maryland                                     27-1330256
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

  27 East Main Street, Versailles, Ohio                    45380
(Address of principal executive offices)                 (Zip Code)

                                 (937) 526-4515
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value            Outstanding at December 23, 2009
                                           No Common Shares

                                Explanatory Note

Versailles Financial Corporation (the "Registrant"), headquartered in Versailles, Ohio, is being formed to serve as the stock holding company for Versailles Savings and Loan Company following its mutual-to-stock conversion and stock offering. As of September 30, 2009, the stock conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.

                       VERSAILLES SAVINGS AND LOAN COMPANY
                              FINANCIAL STATEMENTS
                               September 30, 2009

                                    CONTENTS
FINANCIAL STATEMENTS

  BALANCE SHEETS
    September 30, 2009 (Unaudited) and June 30, 2009.........................  1

  STATEMENTS OF INCOME
    Three months ended September 30, 2009 and 2008 (Unaudited)...............  2

  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    Three months ended September 30, 2009 and 2008 (Unaudited)...............  3

  STATEMENTS OF CASH FLOWS
    Three months ended September 30, 2009 and 2008 (Unaudited)...............  4

  NOTES TO FINANCIAL STATEMENTS..............................................  5

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS...................................... 15

  ITEM 3 - NOT APPLICABLE FOR SMALLER REPORTING COMPANIES.................... 24

  ITEM 4T - CONTROLS AND PROCEDURES.......................................... 24

OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS................................................. 25

  ITEM 1A - NOT APPLICABLE FOR SMALLER REPORTING COMPANIES................... 25

  ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND
    USE OF PROCEEDS.......................................................... 25

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES................................... 25

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 25

  ITEM 5 - OTHER INFORMATION................................................. 25

  ITEM 6 - EXHIBITS.......................................................... 25

  SIGNATURES................................................................. 25

                       VERSAILLES SAVINGS AND LOAN COMPANY
                                 BALANCE SHEETS
                      September 30, 2009 and June 30, 2009

--------------------------------------------------------------------------------


                                                                         September 30, 2009          June 30, 2009
                                                                         ------------------          -------------
                                                                             (Unaudited)

ASSETS
     Cash and cash equivalents due from financial institutions             $     1,479,333         $      1,708,727
     Overnight deposits                                                            400,000                  800,000
                                                                           ---------------         ----------------
         Total cash and cash equivalents                                         1,879,333                2,508,727
     Interest-bearing time deposits in other financial institutions                824,000                  824,000
     Securities, available-for-sale                                                916,652                  897,284
     Securities held to maturity (fair value of $1,078,464 at
       September 30, 2009 and $1,146,079 at June 30, 2009)                       1,049,836                1,124,330
     Federal Home Loan Bank stock                                                  389,200                  389,200
     Loans, net of allowance of $264,451 and $264,451                           35,726,325               34,428,366
     Premises and equipment, net                                                    30,106                   25,795
     Accrued interest receivable                                                   124,762                  130,850
     Other assets                                                                  676,459                  459,595
                                                                           ---------------         ----------------

         Total assets                                                      $    41,616,673         $     40,788,147
                                                                           ===============         ================

LIABILITIES
     Savings accounts                                                      $     7,411,605         $      7,468,357
     Certificates of deposit                                                    16,948,737               17,116,786
                                                                           ---------------         ----------------
         Total deposits                                                         24,360,342               24,585,143
     Federal Home Loan Bank advances                                             8,500,000                7,500,000
     Other liabilities                                                           1,309,031                1,324,363
                                                                           ---------------         ----------------
              Total liabilities                                                 34,169,373               33,409,506

Commitments and contingencies                                                            -                        -

SHAREHOLDERS' EQUITY
     Retained earnings                                                     $     7,843,100         $      7,789,031
     Accumulated other comprehensive loss                                         (395,800)                (410,390)
                                                                           ---------------         ----------------
         Total equity                                                            7,447,300                7,378,641
                                                                           ---------------         ----------------

              Total liabilities and shareholders' equity                   $    41,616,673         $     40,788,147
                                                                           ===============         ================


--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                       VERSAILLES SAVINGS AND LOAN COMPANY
                        STATEMENTS OF INCOME (UNAUDITED)
                 Three months ended September 30, 2009 and 2008

--------------------------------------------------------------------------------


                                                                                          Three months ended
                                                                                             September 30,
                                                                                        2009               2008
                                                                                        ----              -----

Interest and dividend income
     Loans, including fees                                                          $     481,516    $      446,794
     Securities available for sale                                                          8,271            10,422
     Securities held-to-maturity                                                            9,835            20,284
     FHLB dividends                                                                         4,852             5,183
     Deposits with banks                                                                    7,024            14,637
                                                                                    -------------    --------------
         Total interest income                                                            511,498           497,320

Interest expense
     Deposits                                                                             111,450           155,993
     FHLB advances                                                                         93,719            92,321
                                                                                    -------------    --------------
         Total interest expense                                                           205,169           248,314
                                                                                    -------------    --------------

Net interest income                                                                       306,329           249,006
Provisions for loan losses                                                                      -                 -
                                                                                    -------------    --------------

Net interest income after provisions for loan losses                                      306,329           249,006

Noninterest income
     Other income                                                                           1,241             1,458
     Gain (loss) on sale of available for sale securities                                       -            (2,289)
                                                                                    -------------    --------------
         Total noninterest expense                                                          1,241              (831)

Noninterest expense
     Salaries and employee benefits                                                       112,631            80,924
     Occupancy and equipment                                                                9,353             9,539
     Directors' fees                                                                       15,000            13,350
     Data processing                                                                       15,597            16,767
     Franchise taxes                                                                       21,619            21,587
     Legal, accounting and exam fees                                                       30,752            20,731
     Federal deposit insurance                                                              6,000               933
     Other                                                                                 15,349            15,180
                                                                                    -------------    --------------
         Total noninterest expense                                                        226,301           179,011
                                                                                    -------------    --------------

Income before income taxes                                                                 81,269            69,164
Income tax expense                                                                         27,200            23,100
                                                                                    -------------    --------------

Net income                                                                          $      54,069    $       46,064
                                                                                    =============    ==============



--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                       VERSAILLES SAVINGS AND LOAN COMPANY
            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 Three months ended September 30, 2009 and 2008

--------------------------------------------------------------------------------


                                                                                          Three months ended
                                                                                             September 30,
                                                                                        2009               2008
                                                                                        ----              -----

Balance at beginning of period                                                      $   7,378,641    $    7,427,344

Net income                                                                                 54,069            46,064

Other comprehensive income (loss):
     Unrealized holding gains (losses) on
       available securities for sale                                                       19,345           (36,833)
     Reclassification adjustment for (gains) losses later
       recognized in income                                                                     -             2,289
                                                                                    -------------    --------------

     Net unrealized gains (losses) on available for sale securities                        19,345           (36,833)
     Income tax effect                                                                     (6,577)           11,745
                                                                                    -------------    --------------

         Net of tax amount                                                                 12,768           (22,799)
                                                                                    -------------    --------------

     Amortization of prior service cost for supplemental
       retirement plan                                                                      2,761             2,761
     Income tax effect                                                                       (939)             (939)
                                                                                    -------------    --------------

         Net of tax amount                                                                  1,822             1,822
                                                                                    -------------    --------------

Other comprehensive income (loss)                                                          14,590           (20,977)
                                                                                    -------------    --------------

Total comprehensive income                                                                 68,659            25,087
                                                                                    -------------    --------------

Balance at the end of the period                                                    $   7,447,300    $    7,452,431
                                                                                    =============    ==============



--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                       VERSAILLES SAVINGS AND LOAN COMPANY
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three months ended September 30, 2009 and 2008

--------------------------------------------------------------------------------


                                                                                          Three months ended
                                                                                             September 30,
                                                                                        2009               2008
                                                                                        ----              -----

Cash flows from operating activities
     Net income                                                                     $      54,069    $       46,064
     Adjustments to reconcile net income to net cash provided
       from operating activities
         Provision for loan losses                                                              -                 -
         Depreciation on premises and equipment                                             1,750             1,908
         Net (discount)/premium accretion on securities and
           interest bearing time deposits                                                      43              (628)
         FHLB stock dividends                                                                   -            (5,100)
         Loss on sale of securities                                                             -             2,289
         Change in:
              Deferred loan costs                                                            (290)            1,127
              Accrued interest receivable                                                   6,088            51,528
              Other assets                                                               (224,380)           41,393
              Other liabilities                                                           (12,572)           28,895
                                                                                    -------------    --------------
                  Net cash from operating activities                                     (175,292)          167,476

Cash flow from investing activities
     Maturities, repayments and calls of securities held to maturity                       74,429            87,052
     Proceeds from sales of securities available for sale                                       -           250,000
     Loan originations and payments, net                                               (1,297,669)       (1,137,342)
     Property and equipment purchases                                                      (6,061)                -
                                                                                    -------------    --------------
                  Net cash from investing activities                                   (1,229,301)         (890,290)

Cash flow from financing activities
     Net change in deposits                                                              (224,801)          316,590
     Proceeds from FHLB advances                                                        1,000,000                 -
     Repayments from FHLB advances                                                              -          (500,000)
                                                                                    -------------    --------------
                  Net cash from financing activities                                      775,199          (183,410)
                                                                                    -------------    --------------

Net change in cash and cash equivalents                                                  (629,394)         (816,224)

Cash and cash equivalents, beginning of year                                            2,508,727         3,517,484
                                                                                    -------------    --------------

Cash and cash equivalents at end of year                                            $   1,879,333    $    2,701,260
                                                                                    =============    ==============

Cash paid during the year for
     Interest                                                                       $     212,650    $      251,393
     Income taxes                                                                          12,497                 -



--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                       VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited financial statements of Versailles Savings and Loan Company ("Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 301 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The financial statements of the Company include the balances and results of operations of Versailles Savings and Loan Company.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2009 and the results of operations and cash flows for the three months ended September 30, 2009 and 2008. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto filed as part of Versailles Financial Corporation's Prospectus dated November 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 18, 2009.

Reclassifications:   Some  items  in  prior   financial   statements  have  been
reclassified to conform to the current presentation.

Adoption of New Accounting Standards: In December 2007, the FASB issued Accounting Standards Codification (ASC) 805, Applying the Acquisition Method. The guidance applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The guidance requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.

ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. Concurrent with ASC 805, the FASB recently issued ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A subsidiary, as defined by this statement, includes a variable interest entity that is consolidated by a primary beneficiary.


--------------------------------------------------------------------------------

                                  (Continued)

                      VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A noncontrolling interest in a subsidiary, previously reported in the statement of financial position as a liability or in the mezzanine section outside of permanent equity, will be included within consolidated equity as a separate line item upon the adoption of ASC 810-10-65-1. Further, consolidated net income will be reported at amounts that include both the parent (or primary beneficiary) and the noncontrolling interest with separate disclosure on the face of the consolidated statement of income of the amounts attributable to the parent and to the noncontrolling interest. ASC 810-10-65-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this pronouncement did not have any material impact on the Company's financial position and results of operations.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The Codification has become the source of authoritative U.S. non-governmental entities. Rules and interpretive releases of the SEC under authority of Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have any material impact on the Company's financial position and results of operations.

Recently Issued but not yet Effective Accounting Pronouncements: Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166 Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140. This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The new guidance shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is still evaluating the impact of this accounting standard.


--------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R). The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is still evaluating the impact of this accounting standard.


NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.


                                                            September 30, 2009
                                    -----------------------------------------------------------------
                                                         Gross             Gross
                                      Amortized       Unrealized        Unrealized           Fair
                                         Cost            Gains            Losses            Value
                                    -------------    -------------     -------------    -------------

U.S. Government agencies            $     199,993    $         819     $           -    $     200,812
AMF Short US Government
  Fund                                    694,034           21,806                 -          715,840
                                    -------------    -------------     -------------    -------------

                                    $     894,027    $      22,625     $           -    $     916,652
                                    =============    =============     =============    =============

                                                              June 30, 2009
                                    -----------------------------------------------------------------
                                                         Gross             Gross
                                      Amortized       Unrealized        Unrealized           Fair
                                         Cost            Gains            Losses            Value
                                    -------------    -------------     -------------    -------------

U.S. Government agencies            $     199,970    $       3,280     $           -    $     203,250
AMF Short US Government
  Fund                                    694,034                -                 -          694,034
                                    -------------    -------------     -------------    -------------

                                    $     894,004    $       3,280     $           -    $     897,284
                                    =============    =============     =============    =============


--------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Sales of available for sale securities were as follows:

                                                        Three Months Ended
                                                           September 30,
                                                       2009             2008
                                                       ----             ----

  Proceeds                                       $           -    $     250,000
  Gross gains                                                -                -
  Gross losses                                               -            2,289


The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.


                                                                  September 30, 2009
                                          ------------------------------------------------------------------
                                                                Gross             Gross
                                             Carrying        Unrecognized     Unrecognized         Fair
                                              Amount             Gains            Losses           Value
                                          -------------     -------------    -------------     -------------

Government sponsored entities
  residential mortgage-backed             $   1,049,836     $      28,628    $           -     $   1,078,464
                                          =============     =============    =============     =============


                                                                    June 30, 2009
                                          ------------------------------------------------------------------
                                                                 Gross           Gross
                                              Carrying       Unrecognized     Unrecognized         Fair
                                               Amount            Gains           Losses            Value
                                          -------------     -------------    -------------     -------------

Government sponsored entities
  residential mortgage-backed             $   1,124,330     $      21,749    $           -     $   1,146,079
                                          =============     =============    =============     ==============



-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The fair value of securities and carrying amount, if different, at September 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily government sponsored entities mortgage-backed and mutual fund securities are shown separately.


                                                 Available for sale                  Held to maturity
                                                 ------------------                  ----------------
                                            Amortized           Fair            Carrying            Fair
                                               Cost             Value            Amount             Value
                                          -------------     -------------    -------------     -------------

Due after one year or less                $     199,993     $     200,812    $           -     $           -
Government sponsored entities
  mortgage-backed                                     -                 -        1,049,836         1,078,464
AMF Short US Government
  Fund                                          694,034           715,840                -                 -
                                          -------------     -------------    -------------     -------------

                                          $     894,027     $     916,652    $   1,049,836     $   1,078,464
                                          =============     =============    =============     =============


There were no securities with unrealized losses as of September 30, 2009 or June 30, 2009.


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans at September 30, 2009 and June 30, 2009 were as follows:


                                                                     September 30,             June 30,
                                                                         2009                    2009
                                                                         ----                    ----

         Mortgage loans (principally conventional):
              1-4 family real estate                              $       27,156,825      $      26,967,666
              Multi-family                                                   318,704                326,366
              Construction                                                   121,017                  1,497
              Nonresidential real estate                                   6,644,992              5,845,927
                                                                  ------------------      -----------------
                                                                          34,241,538             33,141,456
              Deferred loan costs                                             62,337                 62,047
                                                                  ------------------      -----------------
                  Total mortgage loans                                    34,303,875             33,203,503

         Commercial loans                                                    356,640                355,743
         Consumer loans:
              Loans on deposits                                               98,454                 61,969
              Other consumer loans                                         1,231,807              1,071,602
                                                                  ------------------      -----------------
                  Total consumer loans                                     1,330,261              1,133,571
                                                                  ------------------      -----------------
         Total loans                                                      35,990,776             34,692,817
         Allowance for loan losses                                          (264,451)              (264,451)
                                                                  ------------------      -----------------

                                                                  $       35,726,325      $      34,428,366
                                                                  ==================      =================


Activity in the allowance for loan losses was as follows for the three months ended September 30, 2009 and 2008.

                                                                         2009                    2008
                                                                         ----                    ----

         Beginning balance, July 1                                $          264,451      $         166,350
         Provision for loan losses                                                 -                      -
         Loans charged-off                                                         -                      -
         Recoveries                                                                -                      -
                                                                  ------------------      -----------------

         Ending balance, September 30                             $          264,451      $         166,350
                                                                  ==================      =================


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Individually impaired loans were as follows:


                                                                    At September 30,           At June 30,
                                                                          2009                    2009
                                                                          ----                    ----

     End of period loans with no allocated allowance
       for loan losses                                               $       100,151         $      101,878
     End of period loans with allocated allowance
       for loan losses                                                       198,952                198,952
                                                                     ---------------         --------------

         Total                                                       $       299,103         $      300,830
                                                                     ===============         ==============

     Amount of the allowance for loan losses allocated               $        78,952         $       78,952
                                                                     ===============         ==============

                                                                        Three Months Ended September 30,
                                                                          2009                    2008
                                                                          ----                    ----

     Average of impaired loans during the period                     $       300,254         $      374,146
     Interest income recognized during impairment                              1,273                    590
     Cash-basis interest income recognized                                     1,273                    590


Nonperforming loans were as follows at period end:

                                                                    At September 30,           At June 30,
                                                                          2009                    2009
                                                                          ----                    ----

     Loans past due over 90 days still accruing interest             $             -         $            -
     Nonaccrual loans                                                        319,547                265,368

     Nonperforming loans to total loans                                         0.89%                  0.76%

     Allowance for loan losses to total nonperforming loans                    82.76%                 99.65%


Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonaccrual loans consisted of approximately $199,000 of multi-family residential properties and $121,000 of 1-4 family residential properties.


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE MEASUREMENT

ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

     Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

     Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

     Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and  Liabilities  Measured on a Recurring  Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below:


                                                                    Fair Value Measurements
                                                                   at September 30, 2009 Using
                                                  ---------------------------------------------------------
                                                  Quoted Prices in         Significant         Significant
                                                 Active Markets for     Other Observable       Unobservable
                                                  Identical Assets           Inputs              Inputs
                                                     (Level 1)             (Level 2)            (Level 3)
                                                     ---------             ---------            ---------

     Assets:
         Available for sale securities:
           U.S. Government agencies               $          -         $       200,812         $          -
           AMF Short US Government
             Fund                                      715,840                       -                    -


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis:
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:


                                                                      Fair Value Measurements
                                                                     at September 30, 2009 Using
                                                  ---------------------------------------------------------
                                                  Quoted Prices in          Significant         Significant
                                                 Active Markets for      Other Observable      Unobservable
                                                  Identical Assets            Inputs              Inputs
                                                      (Level 1)              (Level 2)           (Level 3)
                                                      ---------              ---------           ---------

     Assets:
         Impaired loans                           $          -         $             -         $    120,000


The following represent impairment charges recognized during the period.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $198,952, with a valuation allowance of $78,952. There was no provision for loan losses for the three months ended September 30, 2009 related to impaired loans.

The carrying amount and estimated fair values of financial instruments were as follows at period-end.


                                                     September 30, 2009                      June 30, 2009
                                                 Carrying             Fair           Carrying             Fair
                                                  Amount             Value            Amount              Value
                                            ---------------   ---------------    ---------------   ----------------

Financial assets:
    Cash and cash equivalents               $     1,879,333   $     1,879,000    $     2,508,727   $      2,509,000
    Interest bearing time deposits
     in other financial institutions                824,000           824,000            824,000            824,000
    Securities available for sale                   916,652           916,652            897,284            897,284
    Securities held to maturity                   1,049,836         1,078,464          1,124,330          1,146,079
    Net loans                                    35,726,325        37,338,000         34,428,366         35,242,000
    FHLB stock                                      389,200               N/A            389,200                N/A
    Accrued interest receivable                     124,762           124,762            130,850            130,850

Financial liabilities:
    Deposits                                    (24,360,342)      (24,625,000)       (24,585,143)       (24,850,000)
    FHLB advances                                (8,500,000)       (8,881,000)        (7,500,000)        (7,899,000)
    Accrued interest payable                        (78,159)          (78,159)           (85,640)           (85,640)


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        Quarter ended September 30, 2009

--------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE MEASUREMENT (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, savings accounts and variable rate loans or deposits that reprice frequent and fully. Securities held to maturity are based on matrix pricing which is a mathematical technique to value debt securities through the securities' relationship to other benchmark quoted securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits and interest bearing deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of Federal Home Loan Bank advances is based upon current rates for similar financing. It was not practical to determine fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.


NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 28, 2009, which is the date the Company's financial statements were issued.

The Board of Directors of the Company, subject to regulatory approval and approval by the member of the Company, adopted a Plan of Conversion on August 21, 2009 (the "Plan") from a state chartered mutual savings association to a state chartered stock savings association. The conversion will be accomplished through the amendment of the Company's constitution and the sale of common stock in an amount equal to the market value of the Company. A subscription offering the shares of the Company's common stock were first offered to the Company's depositors, then second, to the Company's tax-qualified employee benefit plans. Any shares not sold in the subscription offering may be offered for sale to the general public. Versailles Financial Corporation began selling shares of its common stock on November 20 2009. Those shares of common stock not sold in the subscription offering were offered to certain members of the general public in a community offering. The number of shares subscribed for was 427,504 at $10 per share.

Offering costs are deferred and reduce the proceeds from the shares sold. If the offering is not completed, all costs will be charged to expense. The Company had incurred $275,000 in offering costs as of September 30, 2009.

In December, Versailles Savings and Loan Company entered into a purchase agreement to acquire five acres of land for $150,000 on the edge of Versailles with closing expected to occur in mid-January 2010. The Company plans to construct a new home office offering expanded services and more convenient access to our customers.

-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

--------------------------------------------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We have historically operated as a traditional thrift institution. A significant majority of our assets consist of long-term, one- to four-family fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts and Federal Home Loan Bank of Cincinnati advances. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities
(including U.S. Government agencies, AMF Short U.S. Government Fund and Government sponsored entities residential mortgage-backed securities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, certificates of deposit, and Federal Home Loan Bank of Cincinnati advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges on deposit accounts and other income, gains or losses on the sale of available for sale securities and other-than-temporary impairment losses on securities. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, franchise taxes, legal, accounting and exam fees, federal deposit insurance premiums and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Forward-Looking Statements
This report contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect," "will," "may" and words of similar meaning. These forward-looking statements include, but are not limited to: o Statements of our goals, intentions and expectations;

     o    Statements  regarding  our  business  plans,  prospects,   growth  and
          operating strategies;

     o Statements regarding the asset quality of our loan and investment portfolios; and

     o    Estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

     o General economic conditions, either nationally or in our market area, that are worse than expected;

     o    Competition among depository and other financial institutions;

     o Inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

     o    Adverse changes in the securities markets;

     o Changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

     o Our ability to enter new markets successfully and capitalize on growth opportunities;

     o    Our ability to successfully integrate acquired entities, if any;

     o    Changes in consumer spending, borrowing and savings habits;

     o    Decrease in asset quality;

     o    Future deposit insurance premium levels and special assessments;

     o    Future compliance costs;

     o Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

     o    Changes in our organization, compensation and benefit plans;

     o Changes in our financial condition or results of operations that reduce capital available to pay dividends; and

     o Changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


Comparison of Financial Condition at September 30, 2009 and June 30, 2009

General. Our total assets increased to $41.6 million at September 30, 2009 from $40.8 million at June 30, 2009. The increase was primarily due to an increase in net loans of $1.3 million, or 3.8%, to $35.7 million at September 30, 2009 from $34.4 million at June 30, 2009.

Loans. The increase in net loans reflected a continued demand for loans in our market area in a low interest rate environment. The largest growth in our loan portfolio during the three months ended September 30, 2009 was in non-residential real estate, which increased to $6.6 million at September 30, 2009 from $5.8 million at June 30, 2009. Our one- to four-family residential real estate loans increased to $27.2 million at September 30, 2009 from $27.0 million showing a continued increase in the origination of this type of loan product.

Investments. Investment securities remained unchanged at $2.0 million at both September 30, 2009 and June 30, 2009. Net paydowns in government sponsored mortgage-backed securities were offset by unrealized gains for available for sale securities.

Cash and cash equivalents. Cash and cash equivalents decreased to $1.9 million at September 30, 2009 from $2.5 million at June 30, 2009, reflecting normal cash flows and cash used to fund the increase in loans.

Deposits. Deposits decreased $0.2 million, or 0.9%, to $24.4 million at September 30, 2009 from $24.6 million at June 30, 2009. The decrease in deposits was due to a large estate deposit that was disbursed during the quarter.

Borrowings. Federal Home Loan Bank of Cincinnati advances increased to $8.5 million at September 30, 2009 from $7.5 million at June 30, 2009. The proceeds were used to fund loan originations and deposit account withdrawals. We continue to utilize borrowings as an alternative funding source and our borrowings from the Federal Home Loan Bank of Cincinnati consists of advances with laddered terms of up to five years.

Equity. Total equity increased to $7.5 million at September 30, 2009 from $7.4 million at June 30, 2009. The change in equity is a result of net income for the period and the unrealized gain in available for sale securities.


Comparison of Results of Operations for the Three Months Ended September 30, 2009 and the Three Months Ended September 30, 2008.

General. Net income increased to $54,000 for the three months ended September 30, 2009 from $46,000 for the three months ended September 30, 2008. The increase reflected an increase in net interest income, offset by an increase in noninterest expense.


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


Interest Income. Interest and dividend income increased $14,000, or 2.85%, to $511,000 for the three months ended September 30, 2009 from $497,000 for the three months ended September 30, 2008. The increase reflected an increase in average interest-earning assets to $39.7 million for the three months ended
September  30,  2009  compared  to $38.0  million  for the  three  months  ended
September 30, 2008, offset by a decrease in the average yield on interest earning assets to 5.16% for the three months ended September 30, 2009 from 5.23% for the three months ended September 30, 2008.

Interest income on loans increased $35,000, or 7.8%, to $482,000 for the three months ended September 30, 2009 from $447,000 for the three months ended September 30, 2008, reflecting an increase in the average balance of loans to $35.1 million from $31.9 million, which was partially offset by lower average yields on such balances, to 5.48% for the three months ended September 30, 2009 from 5.60% for the three months ended September 30, 2008.

Interest income on investment securities decreased to $18,000 for the three months ended September 30, 2009 from $31,000 for the three months ended September 30, 2008, reflecting a decrease in the average balance of such securities to $2.0 million for the three months ended September 30, 2009 from $2.7 million for the three months ended September 30, 2008, as well as a decrease in the average yield on available for sale securities to 3.70% from 4.41% and a decrease in the average yield on held to maturity securities to 3.66% from 4.46%.

Interest Expense. Interest expense decreased $43,000, or 17.4%, to $205,000 for the three months ended September 30, 2009 from $248,000 for the three months ended September 30, 2008. The decrease reflected a decrease in the average rate paid on deposits, including certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, which more than offset the increases in the average balance of such deposits and borrowings.

Interest expense on certificates of deposit decreased to $109,000 for the three months ended September 30, 2009 from $152,000 for the three months ended September 30, 2008. An increase in the average balance of such certificates to $17.1 million from $17.0 million was more than offset by a decrease in the average cost of such certificates to 2.56% for the three months ended September 30, 2009 from 3.56% for the three months ended September 30, 2008.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, increased $2,000, or 1.5%, to $94,000 for the three months ended September 30, 2009 from $92,000 for the three months ended September 30, 2008. The decrease reflected the lower weighted average rate paid on such borrowings to 4.79% for the three months ended September 30, 2009 from 5.40% for the three months ended September 30, 2008, which was partially offset by an increase in the average balance of such borrowings to $7.8 million for the three months ended September 30, 2009 from $6.8 million for the three months ended September 30, 2008.

-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


Net Interest Income. Net interest income increased to $306,000 for the three months ended September 30, 2009 from $249,000 for the three months ended September 30, 2008. This reflected an increase in our interest rate spread to 2.62% from 1.98%, which offset a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 122.84% from 124.47%. Our net interest margin increase to 3.09% from 2.62%.


Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


                                                                     (Dollars in thousands)
                                          -----------------------------------     ---------------------------------
                                              Three months ended 9-30-2009          Three months ended 9-30-2008
                                          -----------------------------------     ---------------------------------

                                                        Interest                             Interest
                                            Average        and                     Average      and
                                            Balance     Dividends  Yield/Cost      Balance   Dividends   Yield/Cost

Assets:
Interest-earning assets:
     Loans                                $  35,136    $     481       5.48%      $ 31,922   $    447      5.60%
     Investment securities available
       For sale                                 912            8       3.70%           927         10      4.41%
     Investment securities held to
       Maturity                               1,074           10       3.66%         1,817         20      4.46%
     FHLB stock                                 389            5       4.99%           386          5      5.37%
     Other interest-earning assets            2,190            7       1.28%         2,968         15      1.97%
                                          ---------    ---------                  --------   --------
         Total interest-earning assets       39,701          511       5.16%        38,020        497      5.23%
Noninterest-earning assets                    1,340                                    916
                                          ---------                               --------

         Total assets                     $  41,041                               $ 38,936
                                          =========                               ========

Liabilities and equity:
Interest-bearing liabilities:
     Savings deposits                     $   7,405    $       2       0.13%      $  6,680   $      4      0.25%
     Certificates of deposit                 17,067          109       2.56%        17,049        152      3.56%
                                          ---------    ---------                  --------   --------
         Total interest-bearing
           deposits                          24,472          111       1.82%        23,729        156      2.63%

     FHLB advances                            7,833           94       4.79%         6,833         92      5.40%
                                          ---------    ---------                  --------   --------
         Total interest-bearing
           liabilities                       32,305          205       2.54%        30,562        248      3.25%
     Other noninterest-bearing
       liabilities                            1,311                                    927
                                          ---------                               --------
         Total liabilities                   33,616                                 31,489

     Retained earnings                        7,825                                  7,695
     Accumulated other comprehensive
       Income                                  (400)                                  (248)
                                          ---------                               --------
         Total equity                         7,425                                  7,447
                                          ---------                               --------

            Total liabilities and equity  $  41,041                               $ 38,936
                                          =========                               ========

Net interest income                                    $     306                             $    249
                                                       =========                             ========

Interest rate spread                                                   2.62%                               1.98%
                                                                   ========                              ======

Net interest margin                                                    3.09%                               2.62%
                                                                   ========                              ======

Average interest-earning assets to
  average interest-bearing liabilities      122.84%                                124.47%
                                          ========                                =======


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower's ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance.

No additional provision for loan losses was recorded for the three months ended September 30, 2009 and for the three months ended September 30, 2008. The allowance for loan losses was $264,000, or 0.73% of total loans, at September 30, 2009 and $166,000, or 0.51% of total loans at September 30, 2008. Total nonperforming loans were $320,000 at September 30, 2009 compared to $418,000 at September 30, 2008. The allowance for loan losses saw a net increase of $98,000 in the second half of the fiscal year ended June 30, 2009 due to the general downturn in local economic conditions. To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended September 30, 2009 and September 30, 2008.

Noninterest Income. Our noninterest income increased to $1,000 for the three months ended September 30, 2009 from ($1,000) for the three months ended September 30, 2008. The increase was primarily due to no activity in available for sale investment securities during the three months ended September 30, 2009 compared to the $2,000 loss recognized on the sale of available for sale investment securities during the three months ended September 30, 2008.

Noninterest Expense. Noninterest expense increased $47,000, or 26.4%, to $226,000 for the three months ended September 30, 2009 from $179,000 for the three months ended September 30, 2008. The increase was due to salaries and employee benefits expense increasing to $113,000 for the three months ended September 30, 2009 from $81,000 for the three months ended September 30, 2008. The number of full time equivalent employees increased to eight in the 2009 period from six in the 2008 period. For the same periods, FDIC insurance premiums increased $5,000 and our legal and accounting expense increased $10,000 as a result of our becoming subject to the federal securities laws.

Income Tax Expense. The provision for income taxes increased to $27,000 for the three months ended September 30, 2009, compared to $23,000 for the three months ended September 30, 2008, an increase of $4,000, or 17.7%, as a result of the increase in net income before income taxes.


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. We also utilize Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predicable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $(175,292) for the three months ended September 30, 2009 and $167,476 for the three months ended September 30, 2008. Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, and proceeds from maturation and sales of securities.

Net cash flows from investing activities were ($1,229,301) for the three months ended September 30, 2009 and net cash flows from investing activities were ($890,290) three months ended September 30, 2008. Net cash from financing activities consisted of activity in deposits and borrowings. Net cash flows from financing activities were $775,199 for the three months ended September 30, 2009 and net cash flows from financing activities were ($183,410) for the three months ended September 30, 2008. The changes in net cash flows provided by and used for financing activities over the periods were primarily due to the proceeds and repayment of advances from the Federal Home Loan Bank of Cincinnati.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2009 and June 30, 2009, cash and short-term investments totaled $1.9 million and $2.5 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At September 30, 2009 and June 30, 2009, we had outstanding commitments to originate loans of $358,000 and $536,000, respectively, and unfunded commitments under lines of credit and standby letter of credit of $30,000 and $38,900, respectively. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from September 30, 2009 totaled $11.3 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management's assessment of
(i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At September 30, 2009, we had $8.5 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $8.0 million.

We are subject to various regulatory capital requirements. At September 30, 2009
and  June  30,  2009,  we  were  in  compliance  with  all  applicable   capital
requirements.



                                                                                                       To Be
                                                                                                 Well Capitalized
                                                                                                   Under Prompt
                                                                                                    Corrective
                                                                           Actual               Action Regulations
                                                                        Amount     Ratio         Amount     Ratio
         September 30, 2009                                                       (Dollars in thousands)
         ------------------

         Total capital (to risk-weighted assets)                      $  8,028     31.4%       $  2,561     10.0%
         Tier I (core) capital (to risk-weighted assets)                 7,843     30.6           1,536      6.0
         Tier I (core) capital   (to adjusted total assets)              7,843     18.7           2,100      5.0
         Tangible capital (to adjusted total assets)                     7,843     18.7                      N/A

         June 30, 2008
         -------------

         Total capital (to risk-weighted assets)                      $  8,053     32.7%       $  2,465    10.0%
         Tier I (core) capital (to risk-weighted assets)                 7,789     31.6           1,479     6.0
         Tier I (core) capital   (to adjusted total assets)              7,789     18.9           2,060     5.0
         Tangible capital (to adjusted total assets)                     7,789     18.9                     N/A



-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.


ITEM 4T - CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the President and the Vice President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company's management, including the President and the Vice President and Treasurer, concluded that the Company's disclosure controls and procedures were effective.

During the quarter ended September 30, 2009, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


-------------------------------------------------------------------------------

                                  (Continued)

                       VERSAILLES SAVINGS AND LOAN COMPANY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

--------------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - The Company is subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company's consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company's results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable.

Item 3 - Defaults Upon Senior Securities - None.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information - None.

Item 6 - Exhibits
Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                VERSAILLES FINANCIAL CORPORATION
                                                         (Registrant)

Date: December 28, 2009                          /s/ Douglas P. Ahlers
      -----------------                          -------------------------------
                                                 Douglas P. Ahlers
                                                 President


Date: December 28, 2009                          /s/ Cheryl J. Leach
      -----------------                          -------------------------------
                                                 Cheryl J. Leach
                                                 Vice President & Treasurer
                                                 (Principal Accounting Officer)


-------------------------------------------------------------------------------

                                  (Continued)

                                  EXHIBIT 31.1

I, Douglas P. Ahlers, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Versailles Financial Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                  By:     /s/ Douglas P. Ahlers
                                                  ------------------------------
Date:  December 28, 2009                                      Douglas P. Ahlers
       -----------------                                      President
                                                  ------------------------------

                                  EXHIBIT 31.2

I, Cheryl J. Leach, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Versailles Financial Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                        By:     /s/ Cheryl J. Leach
                                        ----------------------------------------
Date:  December 28, 2009                            Cheryl J. Leach
       -----------------                            Vice President & Treasurer
                                        ----------------------------------------

                                  Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Versailles Financial Corporation (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), the undersigned officer of the Company does hereby certify that:

     a) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     b) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            Date: December 28, 2009
                                                  -----------------


                                                  /s/ Douglas P. Ahlers
                                                  ---------------------
                                                  Douglas P. Ahlers
                                                  President


                                                  /s/ Cheryl J. Leach
                                                  ---------------------
                                                  Cheryl J. Leach
                                                  Vice President & Treasurer