Form 10-Q
period 2009-12-31
Versailles Financial Corp
filed 2010-02-16
CIK 1471092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              To

Commission File No. 000-53870

VERSAILLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	27-1330256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 East Main Street, Versailles, Ohio	45380
(Address of principal executive offices)	(Zip Code)

(937) 526-4515

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	Outstanding at February 16, 2010
427,504 Common Shares

Explanatory Note

Versailles Financial Corporation (the “Registrant”), headquartered in Versailles, Ohio, was formed to serve as the stock holding company for Versailles Savings and Loan Company following its mutual-to-stock conversion and stock offering. The closing of the mutual to stock conversion and stock offering occurred on January 8, 2010. As such, as of December 31, 2009, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.

VERSAILLES SAVINGS AND LOAN COMPANY

FINANCIAL STATEMENTS

December 31, 2009

VERSAILLES SAVINGS AND LOAN COMPANY

BALANCE SHEETS

December 31, 2009 and June 30, 2009

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents due from financial institutions	$4,403,303	$1,708,727
Overnight deposits	400,000	800,000

Total cash and cash equivalents	4,803,303	2,508,727
Interest-bearing time deposits in other financial institutions	824,000	824,000
Securities, available-for-sale	709,072	897,284
Securities held to maturity (fair value of $1,024,425 at December 31, 2009 and $1,146,079 at June 30, 2009)	995,027	1,124,330
Federal Home Loan Bank stock	389,200	389,200
Loans, net of allowance of $264,451 and $264,451	35,797,824	34,428,366
Premises and equipment, net	28,357	25,795
Accrued interest receivable	108,542	130,850
Other assets	1,297,024	459,595

Total assets	$44,952,349	$40,788,147

LIABILITIES
Savings accounts	$7,784,080	$7,468,357
Certificates of deposit	16,898,205	17,116,786

Total deposits	24,682,285	24,585,143
Federal Home Loan Bank advances	8,500,000	7,500,000
Escrow for stock subscriptions	2,944,876	—
Other liabilities	1,341,282	1,324,363

Total liabilities	37,468,443	33,409,506

Commitments and contingencies	—

EQUITY
Retained earnings	$7,882,892	$7,789,031
Accumulated other comprehensive loss	(398,986)	(410,390)

Total equity	7,483,906	7,378,641

Total liabilities and equity	$44,952,349	$40,788,147

See accompanying notes to financial statements.

1.

VERSAILLES SAVINGS AND LOAN COMPANY

STATEMENTS OF INCOME (UNAUDITED)

Three months and six months ended December 31, 2009 and 2008

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$481,485	$475,477	$963,001	$922,271
Securities available for sale	6,460	17,854	14,731	28,276
Securities held-to-maturity	9,507	18,649	19,342	38,933
FHLB dividends	4,414	4,827	9,266	10,010
Deposits with banks	7,502	9,455	14,526	24,092

Total interest income	509,368	526,262	1,020,866	1,023,582

Interest expense
Deposits	91,413	152,207	202,863	308,200
FHLB advances	100,053	87,488	193,772	179,809

Total interest expense	191,466	239,695	396,635	488,009

Net interest income	317,902	286,567	624,231	535,573
Provisions for loan losses	—	—	—	—

Net interest income after provisions for loan losses	317,902	286,567	624,231	535,573

Noninterest income
Other income	1,466	1,198	2,707	2,656
Gain (loss) on sale of available for sale securities	—	—	—	(2,289)

Total noninterest income	1,466	1,198	2,707	367

Noninterest expense
Salaries and employee benefits	138,143	87,990	250,774	168,914
Occupancy and equipment	7,851	7,861	17,204	17,400
Directors’ fees	17,500	15,925	32,500	29,275
Data processing	15,385	15,778	30,982	32,545
Franchise taxes	21,619	21,587	43,238	43,174
Legal, accounting and exam fees	31,557	21,026	62,309	41,757
Federal deposit insurance	5,958	941	11,958	1,874
Other	21,663	18,464	37,012	33,644

Total noninterest expense	259,676	189,572	485,977	368,583

Income before income taxes	59,692	98,193	140,961	167,357
Income tax expense	19,900	32,900	47,100	56,000

Net income	$39,792	$65,293	$93,861	$111,357

See accompanying notes to financial statements.

2.

VERSAILLES SAVINGS AND LOAN COMPANY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three months and six months ended December 31, 2009 and 2008

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008

Balance at beginning of period	$7,447,300	$7,452,431	$7,378,641	$7,427,344

Net income	39,792	65,293	93,861	111,357

Other comprehensive income (loss):
Unrealized holding gains (losses) on available securities for sale	(7,587)	(1,097)	11,758	(37,930)
Reclassification adjustment for (gains) losses later recognized in income	—	—	—	2,289

Net unrealized gains (losses) on available for sale securities	(7,587)	(1,097)	11,758	(35,641)
Income tax effect	2,579	373	(3,998)	12,118

Net of tax amount	(5,008)	(724)	7,760	(23,523)

Amortization of prior service cost for supplemental retirement plan	2,760	2,760	5,521	5,521
Income tax effect	(938)	(938)	(1,877)	(1,877)

Net of tax amount	1,822	1,822	3,644	3,644

Other comprehensive income (loss)	(3,186)	1,098	11,404	(19,879)

Total comprehensive income	36,606	66,391	105,265	91,478

Balance at the end of the period	$7,483,906	$7,518,822	$7,483,906	$7,518,822

See accompanying notes to financial statements.

3.

VERSAILLES SAVINGS AND LOAN COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months and six months ended December 31, 2009 and 2008

	Six months ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$93,861	$111,357
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	—	—
Depreciation on premises and equipment	3,499	3,836
Net (discount)/premium accretion on securities and interest bearing time deposits	100	(1,055)
FHLB stock dividends	—	(5,100)
Loss on sale of securities	—	2,289
Change in:
Deferred loan costs	2,135	4,120
Accrued interest receivable	22,308	54,320
Other assets	(67,618)	10,526
Other liabilities	22,440	73,005

Net cash from operating activities	76,725	253,298

Cash flow from investing activities
Purchase of interest bearing time deposits	—	(986,000)
Purchase of available for sale securities	—	(1,000,000)
Maturities, repayments and calls of securities:
Available for sale	200,000	—
Held to maturity	129,174	204,881
Proceeds from sales of securities available for sale	—	250,000
Loan originations and payments, net	(1,371,592)	(1,110,478)
Property and equipment purchases	(6,061)	(927)

Net cash from investing activities	(1,048,479)	(2,642,524)

Cash flow from financing activities
Net change in deposits	97,142	966,795
Net change in escrow for stock subscriptions net of capitalized conversion costs	2,169,188	—
Proceeds from FHLB advances	1,000,000	—
Repayments from FHLB advances	—	(500,000)

Net cash from financing activities	3,266,330	466,795

Net change in cash and cash equivalents	2,294,576	(1,922,431)
Cash and cash equivalents, beginning of period	2,508,727	3,517,484

Cash and cash equivalents at end of period	$4,803,303	$1,595,053

Cash paid during the year for
Interest	$407,130	$490,289
Income taxes	95,497	48,000

See accompanying notes to financial statements.

4.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended December 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited financial statements of Versailles Savings and Loan Company (“Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 301 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The financial statements of the Company include the balances and results of operations of Versailles Savings and Loan Company.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2009 and the results of operations and cash flows for the three and six months ended December 31, 2009 and 2008. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto filed as part of Versailles Financial Corporation’s Prospectus dated November 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 18, 2009.

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

5.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A noncontrolling interest in a subsidiary, previously reported in the statement of financial position as a liability or in the mezzanine section outside of permanent equity, will be included within consolidated equity as a separate line item upon the adoption of ASC 810-10-65-1. Further, consolidated net income will be reported at amounts that include both the parent (or primary beneficiary) and the noncontrolling interest with separate disclosure on the face of the consolidated statement of income of the amounts attributable to the parent and to the noncontrolling interest. ASC 810-10-65-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this pronouncement did not have any material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The Codification has become the source of authoritative U.S. non-governmental entities. Rules and interpretive releases of the SEC under authority of Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have any material impact on the Company’s financial position and results of operations.

Recently Issued but not yet Effective Accounting Pronouncements: In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Management is still evaluating the impact of this accounting standard but does not believe its impact will be material to the Company’s financial statements.

6.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. Management is still evaluating the impact of this accounting standard but does not believe its impact will be material to the Company’s financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

AMF Short US Government Fund	$694,034	$15,038	$—	$709,072

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$199,970	$3,280	$—	$203,250
AMF Short US Government Fund	694,034	—	—	694,034

	$894,004	$3,280	$—	$897,284

7.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

NOTE 2 – SECURITIES (Continued)

Sales of available for sale securities were as follows.

	Six Months Ended December 31,
	2009	2008

Proceeds	$—	$250,000
Gross gains	—	—
Gross losses	—	2,289

There were no sales of available for securities during the three months ending December 31, 2009 or 2008.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	December 31, 2009
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Government sponsored entities residential mortgage-backed	$995,027	$29,398	$—	$1,024,425

	June 30, 2009
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Government sponsored entities residential mortgage-backed	$1,124,330	$21,749	$—	$1,146,079

At December 31, 2009, the Company had no securities due at a single maturity date. Additionally, the Company had no securities at December 31, 2009 or June 30, 2009 in an unrealized loss position.

8.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

NOTE 3 – LOANS

Loans at December 31, 2009 and June 30, 2009 were as follows:

	December 31, 2009	June 30, 2009
Mortgage loans (principally conventional):
1-4 family real estate	$27,019,907	$26,967,666
Multi-family	313,555	326,366
Construction	281,793	1,497
Nonresidential real estate	6,770,530	5,845,927

	34,385,785	33,141,456
Deferred loan costs	59,913	62,047

Total mortgage loans	34,445,698	33,203,503

Commercial loans	387,745	355,743
Consumer loans:
Loans on deposits	96,142	61,969
Other consumer loans	1,132,690	1,071,602

Total consumer loans	1,228,832	1,133,571

Total loans	36,062,275	34,692,817
Allowance for loan losses	(264,451)	(264,451)

	$35,797,824	$34,428,366

Activity in the allowance for loan losses was as follows for the six months ended December 31, 2009 and 2008.

	2009	2008
Beginning balance, July 1	$264,451	$166,350
Provision for loan losses	—	—
Loans charged-off	—	—
Recoveries	—	—

Ending balance, December 31	$264,451	$166,350

9.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

NOTE 3 – LOANS (Continued)

Individually impaired loans were as follows.

	At December 31, 2009	At June 30, 2009
End of period loans with no allocated allowance for loan losses	$100,151	$101,878
End of period loans with allocated allowance for loan losses	198,952	198,952

Total	$299,103	$300,830

Amount of the allowance for loan losses allocated	$78,952	$78,952

	Six Months Ended December 31,
	2009	2008

Average of impaired loans during the period	$299,679	$373,041
Interest income recognized during impairment	1,273	1,863
Cash-basis interest income recognized	1,273	1,747

Nonperforming loans were as follows at period end.

	At December 31, 2009	At June 30, 2009
Loans past due over 90 days still accruing interest	$—	$—
Nonaccrual loans	419,381	265,368

Nonperforming loans to total loans	1.16%	0.76%

Allowance for loan losses to total nonperforming loans	63.06%	99.65%

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonaccrual loans at December 31, 2009 consisted of approximately $199,000 of multi-family residential properties and $220,000 of 1-4 family residential properties.

10.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

NOTE 4 – FAIR VALUE MEASUREMENT

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
AMF Short US Government Fund	$709,072	$—	$—

11.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

NOTE 4 – FAIR VALUE MEASUREMENT (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis:

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$—	$—	$120,000

The following represent impairment charges recognized during the period.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $198,952, with a valuation allowance of $78,952. There was no provision for loan losses for the three or six months ended December 31, 2009 related to impaired loans.

The carrying amount and estimated fair values of financial instruments were as follows at period-end.

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$4,803,303	$4,803,303	$2,508,727	$2,509,000
Interest bearing time deposits in other financial institutions	824,000	824,000	824,000	824,000
Securities available for sale	709,072	709,072	897,284	897,284
Securities held to maturity	995,027	1,024,425	1,124,330	1,146,079
Net loans	35,797,824	37,054,000	34,428,366	35,242,000
FHLB stock	389,200	N/A	389,200	N/A
Accrued interest receivable	108,542	108,542	130,850	130,850

Financial liabilities:
Deposits	(24,682,285)	(24,945,000)	(24,585,143)	(24,850,000)
FHLB advances	(8,500,000)	(8,762,000)	(7,500,000)	(7,899,000)
Escrow for stock subscriptions	(2,944,876)	(2,944,876)	—	—
Accrued interest payable	(75,145)	(75,145)	(85,640)	(85,640)

12.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

NOTE 4 – FAIR VALUE MEASUREMENT (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing time deposits in other financial institutions, accrued interest receivable and payable, savings accounts, escrow for stock subscriptions and variable rate loans or deposits that reprice frequent and fully. Securities held to maturity are based on matrix pricing which is a mathematical technique to value debt securities through the securities’ relationship to other benchmark quoted securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits and interest bearing deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of Federal Home Loan Bank advances is based upon current rates for similar financing. It was not practical to determine fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 16, 2010, which is the date the Company’s financial statements were issued.

The Board of Directors of the Company, subject to regulatory approval and approval by the member of the Company, adopted a Plan of Conversion on August 21, 2009 (the “Plan”) from a state chartered mutual savings association to a state chartered stock savings association. The conversion was accomplished through the amendment of the Company’s constitution and the sale of common stock in an amount equal to the market value of the Company. A subscription offering the shares of the Company’s common stock commenced on November 20 2009. Subscriptions received through December 31, 2009 are shown separately on the Company’s December 31, 2009 balance sheet. 427,504 shares were subscribed for at $10 per share. The closing of the stock offering occurred on January 8, 2010 and the shares were issued.

Offering costs are deferred and reduce the proceeds from the shares sold. The Company had incurred $775,688 in offering costs as of December 31, 2009. These costs are recorded in other assets on the Company’s balance sheet.

In January 2010, Versailles Savings and Loan Company closed on the purchase of five acres of land for $150,000 on the edge of Versailles. The Company plans to construct a new home office offering expanded services and more convenient access for our customers.

13.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	Statements of our goals, intentions and expectations;

•	Statements regarding our business plans, prospects, growth and operating strategies;

•	Statements regarding the asset quality of our loan and investment portfolios; and

•	Estimates of our risks and future costs and benefits.

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

14.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	General economic conditions, either nationally or in our market area, that are worse than expected;

•	Our ability to successfully implement our plan to increase our non residential lending without significant decrease in asset quality;

•	Our success in building our new home office on a cost effective basis;

•	Our ability to offer new deposit products on a cost effective basis and develop and gather core deposits;

•	Our ability to manage our costs as a public company;

•	Our reliance on a small executive staff;

•	Competition among depository and other financial institutions;

•	Inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	Adverse changes in the securities markets;

•

Changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and changes in the identity of our government regulators;

•	Our ability to enter new markets successfully and capitalize on growth opportunities;

•	Our ability to successfully integrate acquired entities, if any;

•	Changes in consumer spending, borrowing and savings habits;

•	Decrease in asset quality;

•	Future deposit insurance premium levels and special assessments;

•	Future compliance costs;

•

Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	Changes in our organization, compensation and benefit plans;

•	Changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	Changes in the financial condition or future prospects of issuers of securities that we own.

15.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

General. Our total assets increased to $45.0 million at December 31, 2009 from $40.8 million at June 30, 2009. The increase was primarily due to an increase in cash and cash equivalents of $2.3 million, or 91.5%, to $4.8 million at December 31, 2009 from $2.5 million at June 30, 2009 due to $2.9 million of stock subscription deposits. Net loans increased $1.4 million, or 4.0%, to $35.8 million at December 31, 2009 from $34.4 million at June 30, 2009. Other assets increased to $1.3 million at December 31, 2009, for a 182% increase, from $0.5 million at June 30, 2009 due to deferred conversion costs.

Loans. The increase in net loans reflected a continued demand for loans in our market area in a low interest rate environment. The largest growth in our loan portfolio during the three months ended December 31, 2009 was in non-residential real estate, which increased to $6.8 million at December 31, 2009 from $5.8 million at June 30, 2009. Our one- to four-family construction residential real estate loans increased to $0.3 million at December 31, 2009 from new loans and draws on existing construction loans.

Investments. Investment securities decreased to $1.7 million at December 31, 2009 from $2.0 million at June 30, 2009. Net pay-downs in government sponsored mortgage-backed securities represented $0.1 million of the decrease and the maturity of an available for sale security in the amount of $0.2 million accounted for the remaining decrease.

Cash and cash equivalents. Cash and cash equivalents increased to $4.8 million at December 31, 2009 from $2.5 million at June 30, 2009, primarily from the stock subscription deposits.

Deposits. Deposits increased $0.1 million, or 0.4%, to $24.7 million at December 31, 2009 from $24.6 million at June 30, 2009. The minimal increase in deposits was due to normal fluctuations in deposit accounts.

Borrowings. Federal Home Loan Bank of Cincinnati advances increased to $8.5 million at December 31, 2009 from $7.5 million at June 30, 2009. The new advance was a fixed rate term advance with an interest rate of 2.89% due September, 2014. The proceeds were used to fund loan originations. We continue to utilize borrowings as an alternative funding source and our borrowings from the Federal Home Loan Bank of Cincinnati consists of advances with laddered terms of up to five years.

Equity. Total equity increased to $7.5 million at December 31, 2009 from $7.4 million at June 30, 2009. The change in equity is a result of net income for the period and an increase in unrealized gain in available for sale securities.

16.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

Comparison of Results of Operations for the Three Months Ended December 31, 2009 and the Three Months Ended December 31, 2008.

General. Net income decreased to $39,800 for the three months ended December 31, 2009 from $65,300 for the three months ended December 31, 2008. The decrease reflected an increase in noninterest expense, partially offset by an increase in net interest income.

Net Interest Income. Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. Net interest income increased to $318,000 for the three months ended December 31, 2009 from $287,000 for the three months ended December 31, 2008. This reflected an increase in our interest rate spread to 2.76% from 2.36%, which offset a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 120.98% from 124.85%. Our net interest margin increased to 3.17% from 2.98% primarily because our interest bearing liabilities repriced faster than our interest earning assets in the current low interest rate environment.

Interest Income. Interest and dividend income decreased $17,000, or 3.2%, to $509,000 for the three months ended December 31, 2009 from $526,000 for the three months ended December 31, 2008. The decrease reflected an increase in average interest-earning assets to $39.9 million for the three months ended December 31, 2009 compared to $38.4 million for the three months ended December 31, 2008, offset by a decrease in the average yield on interest earning assets to 5.08% for the three months ended December 31, 2009 from 5.48% for the three months ended December 31, 2008.

Interest income on loans increased $6,000, or 1.3%, to $481,000 for the three months ended December 31, 2009 from $475,000 for the three months ended December 31, 2008, reflecting an increase in the average balance of loans to $35.5 million from $32.2 million, which was partially offset by lower average yields on such balances, to 5.42% for the three months ended December 31, 2009 from 5.92% for the three months ended December 31, 2008.

Interest income on investment securities decreased to $16,000 for the three months ended December 31, 2009 from $37,000 for the three months ended December 31, 2008, reflecting a decrease in the average balance of such securities to $1.8 million for the three months ended December 31, 2009 from $3.6 million for the three months ended December 31, 2008, as well as a increase in the average yield on available for sale securities to 3.94% from 3.67% and a decrease in the average yield on held to maturity securities to 2.54% from 4.36%.

17.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

Interest Expense. Interest expense decreased $48,000, or 20.1%, to $191,000 for the three months ended December 31, 2009 from $239,000 for the three months ended December 31, 2008. The decrease reflected a decrease in the average rate paid on deposits, including certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended December 31, 2009 compared to the three months ended December 31, 2008, which more than offset the increases in the average balance of such deposits and borrowings.

Interest expense on certificates of deposit decreased to $89,000 for the three months ended December 31, 2009 from $148,000 for the three months ended December 31, 2008. The average balance of such certificates remained almost unchanged at $17.0 million for both the three months ended December 31, 2009 and December 31, 2008. The decrease in interest expense resulted from the average cost of such certificates dropping to 2.10% for the three months ended December 31, 2009 from 3.43% for the three months ended December 31, 2008.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, increased $13,000, or 14.4%, to $100,000 for the three months ended December 31, 2009 from $87,000 for the three months ended December 31, 2008. The increase reflected the lower weighted average rate paid on such borrowings to 4.71% for the three months ended December 31, 2009 from 5.38% for the three months ended December 31, 2008, which was offset by an increase in the average balance of such borrowings to $8.5 million for the three months ended December 31, 2009 from $6.5 million for the three months ended December 31, 2008.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended December 31, 2009 and 2008. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

18.

VERSAILLES SAVINGS AND LOAN COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quarter ended December 31, 2009

	(Dollars in thousands)
	Three months ended 12-31-2009			Three months ended 12-31-2008
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$35,545	$481	5.42%	$32,152	$475	5.92%
Investment securities available for sale	780	6	3.94%	1,912	18	3.67%
Investment securities held to maturity	1,016	10	2.54%	1,710	19	4.36%
FHLB stock	389	4	4.54%	389	5	4.96%
Other interest-earning assets	2,204	8	1.36%	2,250	9	1.68%

Total interest-earning assets	39,934	509	5.08%	38,413	526	5.48%
Noninterest-earning assets	2,860			830

Total assets	$42,794			$39,243

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$7,528	$2	0.13%	$7,043	$4	0.25%
Certificates of deposit	16,964	89	2.10%	17,252	148	3.43%

Total interest-bearing deposits	24,492	91	1.49%	24,295	152	2.51%

FHLB advances	8,500	100	4.71%	6,500	87	5.38%

Total interest-bearing liabilities	32,992	191	2.32%	30,795	239	3.11%
Other noninterest-bearing liabilities	2,325			951

Total liabilities	35,317			31,746

Retained earnings	7,874			7,749
Accumulated other comprehensive Income	(397)			(252)

Total equity	7,477			7,497

Total liabilities and equity	$42,794			$39,243

Net interest income		$318			$287

Interest rate spread			2.76%			2.36%

Net interest margin			3.17%			2.98%

Average interest-earning assets to average interest-bearing liabilities	120.98%			124.85%

19.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance.

No provision for loan losses was recorded for the three months ended December 31, 2009 and for the three months ended December 31, 2008. The allowance for loan losses was $264,000, or 0.73% of total loans, at December 31, 2009 and $166,000, or 0.51% of total loans at December 31, 2008. Total nonperforming loans were $419,000 at December 31, 2009 compared to $432,000 at December 31, 2008. The allowance for loan losses saw a net increase of $98,000 in the second half of the fiscal year ended June 30, 2009 due to the general downturn in local economic conditions. To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended December 31, 2009 and December 31, 2008.

Noninterest Income. Our noninterest income increased to $1,500 for the three months ended December 31, 2009 from $1,200 for the three months ended December 31, 2008. The increase was primarily due to the increase in the quarterly savings account minimum balance service charge effective for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Noninterest Expense. Noninterest expense increased $70,000, or 37.0%, to $260,000 for the three months ended December 31, 2009 from $190,000 for the three months ended December 31, 2008. The increase was due to salaries and employee benefits expense increasing to $138,000 for the three months ended December 31, 2009 from $88,000 for the three months ended December 31, 2008. The number of full time equivalent employees increased to eight in the 2009 period from six in the 2008 period. For the same periods, FDIC insurance premiums increased $5,000 and our legal and accounting expense increased $11,000 as a result of our becoming subject to the federal securities laws.

Income Tax Expense. The provision for income taxes decreased to $19,900 for the three months ended December 31, 2009, compared to $32,900 for the three months ended December 31, 2008, an decrease of $13,000, or 39.5%, as a result of the decrease in net income before income taxes. The effective tax rate was relatively unchanged for the comparative periods. The effective tax rate was 33.3% and 33.5% for the three months ended December 31, 2009 and 2008.

20.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations—(Continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2009 and 2008

General. Net income decreased to $94,000 for the six months ended December 31, 2009 from $111,000 for the six months ended December 31, 2008. The increase reflected an increase in net interest income, offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased to $624,000 for the six months ended December 31, 2009 from $536,000 for the six months ended December 31, 2008. This reflected an increase in our interest rate spread to 2.70% from 2.17%, which offset a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 121.90% from 124.66%. Our net interest margin increased to 3.14% from 2.80%.

Interest Income. Interest and dividend income decreased $3,000, or 0.27%, to $1,021,000 for the six months ended December 31, 2009 from $1,024,000 for the six months ended December 31, 2008. The decrease reflected an increase in average interest-earning assets to $39.8 million for the six months ended December 31, 2009 compared to $38.2 million for the six months ended December 31, 2008, offset by a decrease in the average yield on interest earning assets to 5.13% for the six months ended December 31, 2009 from 5.35% for the six months ended December 31, 2008.

Interest income on loans increased $41,000, or 4.4%, to $963,000 for the six months ended December 31, 2009 from $922,000 for the six months ended December 31, 2008, reflecting an increase in the average balance of loans to $35.3 million from $32.0 million, which was partially offset by lower average yields on such balances, to 5.45% for the six months ended December 31, 2009 from 5.76% for the six months ended December 31, 2008.

Interest income on investment securities decreased to $34,000 for the six months ended December 31, 2009 from $67,000 for the six months ended December 31, 2008, reflecting a decrease in the average balance of such securities to $1.9 million for the six months ended December 31, 2009 from $3.2 million for the six months ended December 31, 2008, as well as a decrease in the average yield on available for sale securities to 3.56% from 3.91% and a decrease in the average yield on held to maturity securities to 3.70% from 4.42%.

Interest Expense. Interest expense decreased $91,000, or 18.7%, to $397,000 for the six months ended December 31, 2009 from $488,000 for the six months ended December 31, 2008. The decrease reflected a decrease in the average rate paid on deposits, including certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the six months ended December 31, 2009 compared to the six months ended December 31, 2008, which more than offset the increases in the average balance of such deposits and borrowings.

21.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations—(Continued)

Interest expense on certificates of deposit decreased to $198,000 for the six months ended December 31, 2009 from $300,000 for the six months ended December 31, 2008. The decrease was a result of a decrease in the average balance of such certificates to $17.0 million from $17.2 million coupled with a decrease in the average cost of such certificates to 2.33% for the six months ended December 31, 2009 from 3.49% for the six months ended December 31, 2008.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, increased $14,000, or 7.8%, to $194,000 for the six months ended December 31, 2009 from $180,000 for the six months ended December 31, 2008. The increase reflected the lower weighted average rate paid on such borrowings to 4.75% for the six months ended December 31, 2009 from 5.39% for the six months ended December 31, 2008, which was more than offset by an increase in the average balance of such borrowings to $8.2 million for the six months ended December 31, 2009 from $6.7 million for the six months ended December 31, 2008.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the six months ended December 31, 2009 and 2008. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

22.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations—(Continued)

	(Dollars in thousands)
	Six months ended 12-31-2009			Six months ended 12-31-2008
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$35,341	$963	5.45%	$32,037	$923	5.76%
Investment securities available For sale	846	15	3.56%	1,419	28	3.91%
Investment securities held to Maturity	1,045	19	3.70%	1,763	39	4.42%
FHLB stock	389	9	4.76%	388	10	5.17%
Other interest-earning assets	2,197	15	1.32%	2,609	24	1.85%

Total interest-earning assets	39,818	1,021	5.13%	38,216	1,024	5.35%
Noninterest-earning assets	2,100			873

Total assets	$41,918			$39,089

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$7,467	$5	0.13%	$6,862	$8	0.25%
Certificates of deposit	17,015	198	2.33%	17,150	300	3.49%

Total interest-bearing deposits	24,482	203	1.66%	24,012	308	2.57%

FHLB advances	8,167	194	4.75%	6,667	180	5.39%

Total interest-bearing liabilities	32,649	397	2.43%	30,679	488	3.18%
Other noninterest-bearing liabilities	1,818			938

Total liabilities	34,467			31,617

Retained earnings	7,849			7,722
Accumulated other comprehensive Income	(398)			(250)

Total equity	7,451			7,472

Total liabilities and equity	$41,918			$39,089

Net interest income		$624			$536

Interest rate spread			2.70%			2.17%

Net interest margin			3.14%			2.80%

Average interest-earning assets to average interest-bearing liabilities	121.90%			124.66%

23.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations—(Continued)

Provision for Loan Losses. No additional provision for loan losses was recorded for the six months ended December 31, 2009 and for the six months ended December 31, 2008. The allowance for loan losses was $264,000, or 0.73% of total loans, at December 31, 2009 and $166,000, or 0.51% of total loans at December 31, 2008. Total nonperforming loans were $419,000 at December 31, 2009 compared to $432,000 at December 31, 2008. The allowance for loan losses saw a net increase of $98,000 in the second half of the fiscal year ended June 30, 2009 due to the general downturn in local economic conditions. To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended December 31, 2009 and December 31, 2008.

Noninterest Income. Our noninterest income increased to $2,700 for the six months ended December 31, 2009 from $400 for the six months ended December 31, 2008. The increase was primarily due to no activity in available for sale investment securities during the six months ended December 31, 2009 compared to the $2,000 loss recognized on the sale of available for sale investment securities during the six months ended December 31, 2008.

Noninterest Expense. Noninterest expense increased $117,000, or 31.9%, to $486,000 for the six months ended December 31, 2009 from $369,000 for the six months ended December 31, 2008. The increase was due to salaries and employee benefits expense increasing to $251,000 for the six months ended December 31, 2009 from $169,000 for the six months ended December 31, 2008. The number of full time equivalent employees increased to eight in the 2009 period from six in the 2008 period. For the same periods, FDIC insurance premiums increased $10,000 and our legal and accounting expense increased $20,000 as a result of our becoming subject to the federal securities laws.

Income Tax Expense. The provision for income taxes decreased to $47,100 for the six months ended December 31, 2009, compared to $56,000 for the six months ended December 31, 2008, a decrease of $8,900, or 15.9%, as a result of the decrease in net income before income taxes. The effective tax rate was relatively unchanged for the comparative periods. The effective tax rate was 33.4% and 33.5% for the six months ended December 31, 2009 and 2008.

24.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations—(Continued)

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $76,725 for the six months ended December 31, 2009 and $253,298 for the six months ended December 31, 2008.

Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, and proceeds from maturation and sales of securities. Net cash flows used in investing activities were ($1,048,479) for the six months ended December 31, 2009 and net cash flows used in investing activities were ($2,642,524) six months ended December 31, 2008. Net cash from financing activities consisted of activity in deposits and borrowings. Net cash flows from financing activities were $3,266,330 for the six months ended December 31, 2009 and net cash flows from financing activities were $466,795 for the six months ended December 31, 2008. The changes in net cash flows provided by and used for financing activities over the periods were primarily due to the proceeds and repayment of advances from the Federal Home Loan Bank of Cincinnati.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2009 and June 30, 2009, cash and short-term investments totaled $4.8 million and $2.5 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At December 31, 2009 and June 30, 2009, we had outstanding commitments to originate loans of $0 and $536,000, respectively and unfunded commitments under lines of credit of $37,500 and $38,900, respectively. We also had unfunded commitments for residential construction loans totaling $45,000 and $290,000 at December 31, 2009 and June 30, 2009. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from December 31, 2009 totaled $9.9 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

25.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations—(Continued)

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At December 31, 2009, we had $8.5 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $8.0 million.

We are subject to various regulatory capital requirements. At December 31, 2009 and June 30, 2009, we were in compliance with all applicable capital requirements.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2009

Total capital (to risk-weighted assets)	$8,068	30.1%	$2,682	10.0%
Tier I (core) capital (to risk-weighted assets)	7,883	29.4	1,609	6.0
Tier I (core) capital (to adjusted total assets)	7,883	17.4	2,268	5.0
Tangible capital (to adjusted total assets)	7,883	17.4		N/A

June 30, 2009

Total capital (to risk-weighted assets)	$8,053	32.7%	$2,465	10.0%
Tier I (core) capital (to risk-weighted assets)	7,789	31.6	1,479	6.0
Tier I (core) capital (to adjusted total assets)	7,789	18.9	2,060	5.0
Tangible capital (to adjusted total assets)	7,789	18.9		N/A

26.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations—(Continued)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4T – CONTROLS AND PROCEDURES

We have adopted interim disclosure controls and procedures to facilitate our financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to our operations. In addition, our Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered accountants meet on a quarterly basis and discuss our material accounting policies. Our Chief Executive Officer, Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

During the quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

27.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations—(Continued)

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings – The Company is subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable.

Item 3 – Defaults Upon Senior Securities – None.

Item  4 – Submission of Matters to a Vote of Security Holders – None.

Item 5 – Other Information – None.

Item 6 – Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

28.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations—(Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION
(Registrant)

Date: February 16, 2010	/S/ DOUGLAS P. AHLERS
Douglas P. Ahlers
President

Date: February 16, 2010	/S/ CHERYL J. LEACH
Cheryl J. Leach
Vice President & Treasurer (Principal Accounting Officer)

29.