Form 10-Q
period 2010-03-31
Versailles Financial Corp
filed 2010-05-17
CIK 1471092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	Outstanding at May 17, 2010
427,504 Common Shares

Explanatory Note

Versailles Financial Corporation (the “Registrant”), headquartered in Versailles, Ohio, was formed to serve as the stock holding company for Versailles Savings and Loan Company following its mutual-to-stock conversion and stock offering. The closing of the mutual to stock conversion and stock offering occurred on January 8, 2010.

VERSAILLES FINANCIAL CORPORATION

FINANCIAL STATEMENTS

March 31, 2010

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and June 30, 2009

	March 31, 2010	June 30, 2009
	(Unaudited)

ASSETS
Cash and cash equivalents due from financial institutions	$1,702,285	$1,708,727
Overnight deposits	2,700,000	800,000

Total cash and cash equivalents	4,402,285	2,508,727
Interest-bearing time deposits in other financial institutions	584,000	824,000
Securities, available-for-sale	700,049	897,284
Securities held to maturity (fair value of $986,524 at March 31, 2010 and $1,146,079 at June 30, 2009)	951,217	1,124,330
Federal Home Loan Bank stock	397,500	389,200
Loans, net of allowance of $259,769 and $264,451	36,344,934	34,428,366
Other real estate owned	40,000	—
Premises and equipment, net	177,036	25,795
Accrued interest receivable	113,921	130,850
Other assets	586,858	459,595

Total assets	$44,297,800	$40,788,147

LIABILITIES
Savings accounts	$7,230,384	$7,468,357
Certificates of deposit	16,952,395	17,116,786

Total deposits	24,182,779	24,585,143
Federal Home Loan Bank advances	8,500,000	7,500,000
Other liabilities	956,392	1,324,363

Total liabilities	33,639,171	33,409,506

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 427,504 shares issued	4,275	—
Additional paid-in capital	3,822,455	—
Retained earnings	7,927,338	7,789,031
Treasury stock, 35,460 shares, at cost	(354,600)	—
Unearned employee stock ownership plan shares	(337,720)	—
Accumulated other comprehensive loss	(403,119)	(410,390)

Total shareholders’ equity	10,658,629	7,378,641

Total liabilities and shareholders’ equity	$44,297,800	$40,788,147

See accompanying notes to financial statements.

1.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months and nine months ended March 31, 2010 and 2009

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$487,841	$466,225	$1,450,842	$1,388,496
Securities available for sale	4,992	9,739	19,723	38,015
Securities held-to-maturity	8,990	13,585	28,332	52,518
FHLB dividends	4,415	4,403	13,681	14,413
Deposits with banks	7,039	9,190	21,565	33,282

Total interest income	513,277	503,142	1,534,143	1,526,724

Interest expense
Deposits	83,507	141,695	286,370	449,895
FHLB advances	97,226	85,820	290,998	265,629

Total interest expense	180,733	227,515	577,368	715,524

Net interest income	332,544	275,627	956,775	811,200
Provisions for loan losses	10,000	40,000	10,000	40,000

Net interest income after provisions for loan losses	322,544	235,627	946,775	771,200

Noninterest income
Other income	995	945	3,702	3,601
Gain (loss) on sale of available for sale securities	—	—	—	(2,289)

Total noninterest income	995	945	3,702	1,312

Noninterest expense
Salaries and employee benefits	125,696	63,996	376,470	232,910
Occupancy and equipment	10,776	9,843	27,980	27,243
Directors’ fees	14,400	15,810	46,900	45,085
Data processing	16,843	17,880	47,825	50,425
Franchise taxes	21,000	21,620	64,238	64,794
Legal, accounting and exam fees	39,569	23,787	101,878	65,544
Federal deposit insurance	6,600	997	18,558	2,871
Other	21,330	16,089	58,342	49,733

Total noninterest expense	256,214	170,022	742,191	538,605

Income before income taxes	67,325	66,550	208,286	233,907
Income tax expense	22,879	22,200	69,979	78,200

Net income	$44,446	$44,350	$138,307	$155,707

Earnings per common share	$0.11	$—	$0.11	$—

See accompanying notes to financial statements.

2.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three months and nine months ended March 31, 2010 and 2009

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009

Balance at beginning of period	$7,483,906	$7,518,822	$7,378,641	$7,427,344

Net income	44,446	44,350	138,307	155,707

Other comprehensive income (loss):
Unrealized holding gains (losses) on available securities for sale	(9,023)	(10,104)	2,735	(48,034)
Reclassification adjustment for (gains) losses later recognized in income	—	—	—	2,289

Net unrealized gains (losses) on available for sale securities	(9,023)	(10,104)	2,735	(45,745)
Income tax effect	3,068	3,435	(930)	15,553

Net of tax amount	(5,955)	(6,669)	1,805	(30,192)

Amortization of prior service cost for supplemental retirement plan	2,760	2,760	8,281	8,281
Income tax effect	(938)	(938)	(2,815)	(2,815)

Net of tax amount	1,822	1,822	5,466	5,466

Other comprehensive income (loss)	(4,133)	(4,847)	7,271	(27,726)

Total comprehensive income	40,313	39,503	145,578	130,981

Sale of 427,504 shares of $.01 par common stock, net of conversion costs of $802,910	3,472,130	—	3,472,130	—
34,200 shares purchased under employee stock ownership plan	(342,000)	—	(342,000)	—
Commitment to release 428 employee stock ownership plan shares	4,280	—	4,280	—

Total shareholder transactions	3,134,410	—	3,134,410	—

Balance at the end of the period	$10,658,629	$7,558,325	$10,658,629	$7,558,325

See accompanying notes to financial statements.

3.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended March 31, 2010 and 2009

	Nine months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$138,307	$155,707
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	10,000	40,000
Depreciation on premises and equipment	5,249	5,786
Net (discount)/premium accretion on securities and interest bearing time deposits	166	(1,081)
FHLB stock dividends	—	(5,100)
Loss (gain) on sale or disposal of premises and equipment	208	785
Loss on sale of securities	—	2,289
Compensation expense related to ESOP shares	4,280	—
Amortization of prior service costs	8,281	8,281
Change in:
Deferred loan costs	2,394	8,192
Accrued interest receivable	16,929	50,801
Other assets	(131,008)	(46,391)
Other liabilities	(13,371)	57,895

Net cash from operating activities	41,435	277,164

Cash flow from investing activities
Purchase of interest bearing time deposits	—	(1,226,000)
Maturities of interest bearing time deposits	240,000	250,000
Purchase of available for sale securities	—	(1,000,000)
Purchase of securities held to maturity	—	(483,488)
Maturities, repayments and calls of securities:
Available for sale	200,000	1,000,000
Held to maturity	172,917	1,182,846
Proceeds from sales of securities available for sale	—	250,000
Purchase of FHLB stock	(8,300)	—
Loan originations and payments, net	(1,968,962)	(2,067,249)
Property and equipment purchases	(156,698)	(2,963)

Net cash from investing activities	(1,521,043)	(2,096,854)

See accompanying notes to financial statements.

4.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended March 31, 2010 and 2009

	Nine months ended March 31,
	2010	2009
Cash flow from financing activities
Net change in deposits	(402,364)	1,165,362
Proceeds from issuance of common stock, net of conversion costs	3,117,530	—
Cash provided to ESOP	(342,000)	—
Proceeds from FHLB advances	2,000,000	—
Repayments of FHLB advances	(1,000,000)	(500,000)

Net cash from financing activities	3,373,166	665,362

Net change in cash and cash equivalents	1,893,558	(1,154,328)
Cash and cash equivalents, beginning of period	2,508,727	3,517,484

Cash and cash equivalents at end of period	$4,402,285	$2,363,156

Cash paid during the year for
Interest	$589,519	$725,211
Income taxes	130,155	86,000

Supplemental noncash disclosures:
Transfer from loans to real estate owned	$40,000	$—
Issuance of shares to Rabbi Trust to settle obligation under deferred compensation and supplemental retirement plans	354,600	—

See accompanying notes to financial statements.

5.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Versailles Financial Corporation (“Versailles”) and its wholly owned subsidiary, Versailles Savings and Loan Company (“Association”). Versailles and its subsidiary are collectively referred to as the (“Company”). All material intercompany transactions have been eliminated. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 301 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of operations and cash flows for the three and nine months ended March 31, 2010 and 2009. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto filed as part of Versailles Financial Corporation’s Prospectus dated November 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 18, 2009.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Versailles had no potential common shares issuable under stock options or other agreements for the periods presented.

As more fully discussed in Note 5, the Association converted from mutual to stock ownership with the concurrent formation of a holding company. Accordingly, earnings per share for the three and nine months ended March 31, 2010 was computed based on net income of the Corporation from the closing of the stock offering through March 31, 2010. No earnings per share is shown for the three and nine months ended March 31, 2009, as prior to January 8, 2010, the Association was a mutual company. The weighted average number of shares outstanding for basic earnings per common share was 393,518 for the three and nine months ended March 31, 2010.

Versailles established a Rabbi Trust and participants in the Association’s deferred compensation and supplemental retirement plans could elect to use all or some of the amounts in their accounts to purchase shares in the Company’s mutual to stock conversion. These shares are held in the trust and the obligation under the deferred compensation and supplemental

(Continued)

6.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

retirement plans will be settled with these shares. As such, the shares are carried as treasury stock in the consolidated balance sheet and the shares are considered outstanding for the purpose of calculating earnings per share.

Employee Stock Ownership Plan: The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. Participants may exercise a put option and require the Corporation to repurchase their ESOP shares upon termination. As a result, an amount of equity equal to the fair value of the allocated shares is reclassified out of shareholders’ equity. As of March 31, 2010 there are no allocated shares related to the ESOP plan. Compensation expense related to the plan was $4,280 for the three and nine months ended March 31, 2010.

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

(Continued)

7.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

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

(Continued)

8.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

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

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

AMF Short US Government Fund	$694,034	$6,015	$—	$700,049

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$199,970	$3,280	$—	$203,250
AMF Short US Government Fund	694,034	—	—	694,034

	$894,004	$3,280	$—	$897,284

(Continued)

9.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

NOTE 2 – SECURITIES (Continued)

Sales of available for sale securities were as follows.

	Nine Months Ended March 31,
	2010	2009

Proceeds	$—	$250,000
Gross gains	—	—
Gross losses	—	2,289

There were no sales of available for securities during the three months ending March 31, 2010 or 2009.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	March 31, 2010
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Government sponsored entities residential mortgage-backed	$951,217	$35,307	$—	$986,524

	June 30, 2009
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Government sponsored entities residential mortgage-backed	$1,124,330	$21,749	$—	$1,146,079

At March 31, 2010, the Company had no securities due at a single maturity date. Additionally, the Company had no securities at March 31, 2010 or June 30, 2009 in an unrealized loss position.

(Continued)

10.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

NOTE 3 – LOANS

Loans at March 31, 2010 and June 30, 2009 were as follows:

	March 31, 2010	June 30, 2009
Mortgage loans (principally conventional):
1-4 family real estate	$27,574,229	$26,967,666
Multi-family	310,833	326,366
Construction	—	1,497
Nonresidential real estate	7,037,035	5,845,927

	34,922,097	33,141,456
Deferred loan costs	59,653	62,047

Total mortgage loans	34,981,750	33,203,503

Commercial loans	391,274	355,743
Consumer loans:
Loans on deposits	94,680	61,969
Other consumer loans	1,136,999	1,071,602

Total consumer loans	1,231,679	1,133,571

Total loans	36,604,703	34,692,817
Allowance for loan losses	(259,769)	(264,451)

	$36,344,934	$34,428,366

Activity in the allowance for loan losses was as follows for the three and nine months ended March 31, 2010 and 2009.

	Three and Nine Months Ended March 31,
	2010	2009
Balance at beginning of period	$264,451	$166,350
Provision for loan losses	10,000	40,000
Loans charged-off	(14,682)	—
Recoveries	—	—

Ending balance, March 31	$259,769	$206,350

(Continued)

11.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

NOTE 3 – LOANS (Continued)

Individually impaired loans were as follows.

	At March 31, 2010	At June 30, 2009
End of period loans with no allocated allowance for loan losses	$90,181	$101,878
End of period loans with allocated allowance for loan losses	198,952	198,952

Total	$289,133	$300,830

Amount of the allowance for loan losses allocated	$78,952	$78,952

	Nine Months Ended March 31,
	2010	2009
Average of impaired loans during the period	$296,164	$372,673
Interest income recognized during impairment	3,675	1,747
Cash-basis interest income recognized	3,675	1,747

Nonperforming loans were as follows at period end.

	At March 31, 2010	At June 30, 2009
Loans past due over 90 days still accruing interest	$—	$—
Nonaccrual loans	365,039	265,368

Nonperforming loans to total loans	1.00%	0.76%

Allowance for loan losses to total nonperforming loans	71.16%	99.65%

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Nonaccrual loans at March 31, 2010 consisted of approximately $199,000 of multi-family residential properties and $166,000 of 1-4 family residential properties.

(Continued)

12.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AMF Short US Government Fund	$700,049	$—	$—

(Continued)

13.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

NOTE 4 – FAIR VALUE MEASUREMENT (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government agencies	$—	$203,250	$—
AMF Short US Government Fund	694,034	—	—

Assets and Liabilities Measured on a Non-Recurring Basis:

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$—	$—	$120,000

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$—	$—	$120,000

(Continued)

14.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

NOTE 4 – FAIR VALUE MEASUREMENT (Continued)

The following represent impairment charges recognized during the period.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $198,952, with a valuation allowance of $78,952 at March 31, 2010 and June 30, 2009, respectively. There was no provision for loan losses for the three or nine months ended March 31, 2010 related to impaired loans.

The carrying amount and estimated fair values of financial instruments were as follows at period-end.

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$4,402,285	$4,402,285	$2,508,727	$2,509,000
Interest bearing time deposits in other financial institutions	584,000	584,000	824,000	824,000
Securities available for sale	700,049	700,049	897,284	897,284
Securities held to maturity	951,217	986,524	1,124,330	1,146,079
Net loans	36,344,934	37,917,000	34,428,366	35,242,000
FHLB stock	397,500	N/A	389,200	N/A
Accrued interest receivable	113,921	113,921	130,850	130,850

Financial liabilities:
Deposits	(24,182,779)	(24,455,000)	(24,585,143)	(24,850,000)
FHLB advances	(8,500,000)	(9,186,000)	(7,500,000)	(7,899,000)
Accrued interest payable	(73,489)	(73,489)	(85,640)	(85,640)

(Continued)

15.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

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

NOTE 5 – CONVERSION TO A STOCK COMPANY WITH CONCURRENT FORMATION OF HOLDING COMPANY

The Board of Directors of the Company adopted a Plan of Conversion on August 21, 2009 (the “Plan”) from a state chartered mutual savings association to a state chartered stock savings association which received regulatory and member approval. The conversion was accomplished through the amendment of the Company’s constitution and the sale of common stock in an amount equal to the market value of the Company. A subscription offering the shares of the Company’s common stock commenced on November 20, 2009. The closing of the stock offering occurred on January 8, 2010. A total of 427,504 shares of common stock were sold for $10 per share and the net proceeds from the sale were $3,472,130 after deducting the costs of conversion of $802,910.

Versailles retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by the Association to Versailles because of the conversion.

At the time of the conversion, the Association established a liquidation account that was equal to its regulatory capital as of the latest practicable date before the conversion. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for the accounts then held.

(Continued)

16.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended March 31, 2010

NOTE 6 – SUBSEQUENT EVENTS

With plans to build a new home office and the intent to introduce new and expanded services, in April 2010, the Company signed a contract with Harland Financial Solutions that extended the current contract to May of 2017. Components of the newly contracted services will be implemented over the next eighteen months.

(Continued)

17.

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

(Continued)

18.

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

•

Changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, additional consumer protection requirements and changes in the identity of our government regulators;

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

(Continued)

19.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

General. Our total assets increased to $44.3 million at March 31, 2010 from $40.8 million at June 30, 2009. Cash and cash equivalents increased $1.9 million, or 75.5%, to $4.4 million at March 31, 2010 from $2.5 million at June 30, 2009. Net loans increased $1.9 million, or 5.6%, to $36.3 million at March 31, 2010 from $34.4 million at June 30, 2009. Other assets increased to $0.6 million at March 31, 2010, for a 27.7% increase, from $0.5 million at June 30, 2009 due primarily to a three-year prepaid FDIC assessment.

Loans. The increase in net loans reflected a continued demand for loans in our market area in a low interest rate environment. The largest growth in our loan portfolio during the nine months ended March 31, 2010 was in non-residential real estate, which increased to $7.0 million at March 31, 2010 from $5.8 million at June 30, 2009. One- to four-family residential real estate loans increased to $27.6 million to at March 31, 2010 from $27.0 million at June 30, 2009.

Investments. Investment securities decreased to $1.6 million at March 31, 2010 from $2.0 million at June 30, 2009. Net pay-downs in government sponsored mortgage-backed securities represented $0.2 million of the decrease and the maturity of an available for sale security in the amount of $0.2 million accounted for the remaining decrease.

Cash and cash equivalents. Cash and cash equivalents increased $1.9 million, or 75.5%, to $4.4 million at March 31, 2010 from $2.5 million at June 30, 2009. The initial sale of stock net of conversion costs generated $3.5 million. Cash and cash equivalents was augmented by the decrease in investment securities and additional borrowing from the Federal Home Loan Bank, offset by the funding of new loans and deposit outflow.

Premises and equipment. In January 2010, the Company completed the acquisition of five acres of land for $150,000 on the edge of Versailles, Ohio. The Company plans to build a new home office offering expanded services and more convenient access for customers.

Other real estate owned. Other real estate owned increased to $40,000 at March 31, 2010 from $0 at June 30, 2009. This is the result of one one-to four-family residential property acquired through deed-in-lieu of foreclosure in January, 2010. A charge-off of $15,000 was made to the general allowance for loan losses.

Deposits. Deposits decreased $0.4 million, or 1.6%, to $24.2 million at March 31, 2010 from $24.6 million at June 30, 2009. The decrease resulted from $1.0 million in deposits withdrawn by customer authorization to purchase stock in the initial offering offset by $0.6 million in new deposits.

(Continued)

20.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Borrowings. Federal Home Loan Bank of Cincinnati advances increased to $8.5 million at March 31, 2010 from $7.5 million at June 30, 2009. There were two new fixed rate term advances; $1.0 million each with interest rates of 2.89% and 3.36%, due September, 2014 and March, 2017, respectively. These new advances were offset by the payback of a $1.0 million fixed rate advance with an interest rate of 4.58% that matured March, 2010. The proceeds were used to fund loan originations. We continue to utilize borrowings as an alternative funding source and our borrowings from the Federal Home Loan Bank of Cincinnati consists of advances with laddered terms of up to seven years.

Equity. Total equity increased to $10.7 million at March 31, 2010 from $7.4 million at June 30, 2009. The $3.3 million change in equity resulted from the initial sale of stock net of conversion costs of $3.5 million plus net income for the period of $0.1 million offset by $0.3 million in unearned employee stock ownership plan shares.

(Continued)

21.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and the Three Months Ended March 31, 2009.

General. Net income for both the three months ended March 31, 2010 and the three months ended March 31, 2009 remained unchanged at $44,400.

Net Interest Income. Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. Net interest income increased to $333,000 for the three months ended March 31, 2010 from $276,000 for the three months ended March 31, 2009. This reflected an increase in our interest rate spread to 2.74% from 2.37% while our net interest margin increased to 3.21% from 2.91%. Our average interest earning assets to average interest bearing liabilities increased to 127.35% from 122.13%. Our net interest spread increased due to both a reduction in the average rate for advances combined with other interest bearing liabilities that repriced faster than interest earning assets in the current low interest rate environment.

Interest Income. Interest and dividend income increased $10,000, or 2.0%, to $513,000 for the three months ended March 31, 2010 from $503,000 for the three months ended March 31, 2009. The increase reflected an increase in average interest-earning assets to $41.4 million for the three months ended March 31, 2010 compared to $37.9 million for the three months ended March 31, 2009, offset by a decrease in the average yield on interest earning assets to 4.96% for the three months ended March 31, 2010 from 5.30% for the three months ended March 31, 2009.

Interest income on loans increased $22,000, or 4.6%, to $488,000 for the three months ended March 31, 2010 from $466,000 for the three months ended March 31, 2009, reflecting an increase in the average balance of loans to $36.1 million from $32.9 million, which was partially offset by lower average yields on such balances, to 5.41% for the three months ended March 31, 2010 from 5.67% for the three months ended March 31, 2009.

Interest income on investment securities decreased to $14,000 for the three months ended March 31, 2009 from $23,000 for the three months ended March 31, 2009, reflecting a decrease in the average balance of such securities to $1.7 million for the three months ended March 31, 2010 from $2.2 million for the three months ended March 31, 2009, as well as a decrease in the average yield on available for sale securities to 2.88% from 4.12% and a decrease in the average yield on held to maturity securities to 3.73% from 4.28%.

(Continued)

22.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Interest Expense. Interest expense decreased $47,000, or 20.6%, to $181,000 for the three months ended March 31, 2010 from $228,000 for the three months ended March 31, 2009. The decrease reflected a decrease in the average rate paid on deposits, including certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, which more than offset the increase in the average balance of such deposits and borrowings.

Interest expense on certificates of deposit decreased to $81,000 for the three months ended March 31, 2010 from $138,000 for the three months ended March 31, 2009. Part of the decrease was due to the average balance of such certificates decreasing $0.8 million, or 4.5%, to $16.8 million for the three months ended March 31, 2010 from $17.6 million for March 31, 2009. The remaining decrease in interest expense resulted from the average cost of such certificates dropping to 1.94% for the three months ended March 31, 2010 from 3.15% for the three months ended March 31, 2009.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, increased $11,000, or 13.3%, to $97,000 for the three months ended March 31, 2010 from $86,000 for the three months ended March 31, 2009. The increase reflected the lower weighted average rate paid on such borrowings to 4.58% for the three months ended March 31, 2010 from 5.28% for the three months ended March 31, 2009, which was more than offset by an increase in the average balance of such borrowings to $8.5 million for the three months ended March 31, 2010 from $6.5 million for the three months ended March 31, 2009.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2010 and 2009. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

(Continued)

23.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

	(Dollars in thousands)
	Three months ended 03-31-2010			Three months ended 03-31-2009
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$36,051	$488	5.41%	$32,888	$466	5.67%
Investment securities available for sale	705	5	2.88%	906	10	4.12%
Investment securities held to maturity	964	9	3.73%	1,269	14	4.28%
FHLB stock	392	4	4.50%	389	4	4.52%
Other interest-earning assets	3,281	7	0.86%	2,456	9	1.50%

Total interest-earning assets	41,393	513	4.96%	37,908	503	5.30%
Noninterest-earning assets	2,761			1,629

Total assets	$44,154			$39,537

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$7,239	$3	0.13%	$7,020	$3	0.19%
Certificates of deposit	16,755	81	1.94%	17,551	138	3.15%

Total interest-bearing deposits	23,994	84	1.39%	24,571	141	2.31%

FHLB advances	8,500	97	4.58%	6,500	86	5.28%

Total interest-bearing liabilities	32,494	181	2.22%	31,071	227	2.93%

Other noninterest-bearing liabilities	1,014			919

Total liabilities	33,508			31,990

Total shareholders’ equity	10,646			7,547

Total liabilities and equity	$44,154			$39,537

Net interest income		$332			$276

Interest rate spread			2.74%			2.37%

Net interest margin			3.21%			2.91%

Average interest-earning assets to average interest-bearing liabilities	127.35%			122.13%

(Continued)

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

A provision for loan losses of $10,000 was recorded for the three months ended March 31, 2010 compared to a provision for loan losses of $40,000 recorded for the three months ended March 31, 2009. The allowance for loan losses was $260,000, or 0.71% of total loans, at March 31, 2010 and $206,000, or 0.62% of total loans at March 31, 2009. Total nonperforming loans were $365,000 at March 31, 2010 compared to $463,000 at March 31, 2009. The allowance for loan losses was increased in the second half of the fiscal year ended June 30, 2009 due to the general downturn in local economic conditions. To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended March 31, 2010 and March 31, 2009.

Noninterest Income. Our noninterest income was $1,000 for both the three months ended March 31, 2010 and the three months ended March 31, 2009. The increase in the quarterly savings account minimum balance service charge effective for the three months ended March 31, 2010 was offset by a like reduction in miscellaneous income for the three months ended March 31, 2010.

Noninterest Expense. Noninterest expense increased $86,000, or 50.7%, to $256,000 for the three months ended March 31, 2010 from $170,000 for the three months ended March 31, 2009. The increase was due to salaries and employee benefits expense increasing to $126,000 for the three months ended March 31, 2010 from $64,000 for the three months ended March 31, 2009. The number of full time equivalent employees was eight in the 2010 period compared to six in the 2009 period. For the same periods, FDIC insurance premiums increased $6,000 due to higher assessment rates and legal, accounting and exam fees expense increased $16,000 as a result of the Company becoming subject to the federal securities laws.

Income Tax Expense. The provision for income taxes was almost unchanged for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The effective tax rate was relatively unchanged for the comparative periods. The effective tax rate was 34.0% and 33.4% for the three months ended March 31, 2010 and 2009.

(Continued)

25.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2010 and 2009.

General. Net income decreased to $138,000 for the nine months ended March 31, 2010 from $156,000 for the nine months ended March 31, 2009. The increase in noninterest expense exceeded the increase in net interest income.

Net Interest Income. Net interest income increased to $957,000 for the nine months ended March 31, 2010 from $811,000 for the nine months ended March 31, 2009. This reflected an increase in our interest rate spread to 2.71% from 2.24%, which offset a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 123.71% from 123.81%. Our net interest margin increased to 3.16% from 2.84%.

Interest Income. Interest and dividend income increased $7,000, or 0.49%, to $1,534,000 for the nine months ended March 31, 2010 from $1,527,000 for the nine months ended March 31, 2009. The increase reflected an increase in average interest-earning assets to $40.3 million for the nine months ended March 31, 2010 compared to $38.1 million for the nine months ended March 31, 2009, offset by a decrease in the average yield on interest earning assets to 5.07% for the nine months ended March 31, 2010 from 5.34% for the nine months ended March 31, 2009.

Interest income on loans increased $62,000, or 4.5%, to $1,451,000 for the nine months ended December 31, 2009 from $1,389,000 for the nine months ended March 31, 2009, reflecting an increase in the average balance of loans to $35.6 million from $32.3 million, which was partially offset by lower average yields on such balances, to 5.44% for the nine months ended March 31, 2010 from 5.73% for the nine months ended March 31, 2009.

Interest income on investment securities decreased to $48,000 for the nine months ended March 31, 2010 from $91,000 for the nine months ended March 31, 2009, reflecting a decrease in the average balance of such securities to $1.8 million for the nine months ended March 31, 2010 from $2.9 million for the nine months ended March 31, 2009, as well as a decrease in the average yield on available for sale securities to 3.36% from 3.96% and a decrease in the average yield on held to maturity securities to 3.71% from 4.38%.

Interest Expense. Interest expense decreased $139,000, or 19.3%, to $577,000 for the nine months ended March 31, 2010 from $716,000 for the nine months ended March 31, 2009. The decrease reflected a decrease in the average rate paid on deposits, including certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009, which more than offset the increases in the average balance of such deposits and borrowings.

(Continued)

26.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Interest expense on certificates of deposit decreased to $279,000 for the nine months ended March 31, 2010 from $438,000 for the nine months ended March 31, 2009. The decrease was a result of a decrease in the average balance of such certificates to $17.0 million from $17.3 million coupled with a decrease in the average cost of such certificates to 2.20% for the nine months ended March 31, 2010 from 3.38% for the nine months ended March 31, 2009.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, increased $25,000, or 9.6%, to $291,000 for the nine months ended March 31, 2010 from $266,000 for the nine months ended March 31, 2009. The increase reflected the lower weighted average rate paid on such borrowings to 4.69% for the nine months ended March 31, 2010 from 5.36% for the nine months ended March 31, 2009, which was more than offset by an increase in the average balance of such borrowings to $8.3 million for the nine months ended March 31, 2010 from $6.6 million for the nine months ended March 31, 2009.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the nine months ended March 31, 2010 and 2009. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

(Continued)

27.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

	(Dollars in thousands)
	Nine months ended 03-31-2010			Nine months ended 03-31-2009
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$35,578	$1,451	5.44%	$32,321	$1,389	5.73%
Investment securities available For sale	799	20	3.36%	1,248	38	3.96%
Investment securities held to Maturity	1,018	28	3.71%	1,599	53	4.38%
FHLB stock	390	14	4.68%	388	14	4.95%
Other interest-earning assets	2,558	21	1.12%	2,558	33	1.73%

Total interest-earning assets	40,343	1,534	5.07%	38,114	1,527	5.34%
Noninterest-earning assets	2,320			1,125

Total assets	$42,663			$39,239

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$7,391	$7	0.13%	$6,914	$12	0.23%
Certificates of deposit	16,929	279	2.20%	17,284	438	3.38%

Total interest-bearing deposits	24,320	286	1.57%	24,198	450	2.48%

FHLB advances	8,278	291	4.69%	6,611	266	5.36%

Total interest-bearing liabilities	32,598	577	2.36%	30,809	716	3.10%
Other noninterest-bearing liabilities	1,549			933

Total liabilities	34,147			31,742

Total shareholders’ equity	8,516			7,497

Total liabilities and equity	$42,663			$39,239

Net interest income		$957			$811

Interest rate spread			2.71%			2.24%

Net interest margin			3.16%			2.84%

Average interest-earning assets to average interest-bearing liabilities	123.71%			123.81%

(Continued)

28.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Provision for Loan Losses. A provision for loan losses of $10,000 was recorded for the nine months ended March 31, 2010 compared to a provision for loan losses of $40,000 recorded for the nine months ended March 31, 2009. The allowance for loan losses was $260,000, or 0.71% of total loans, at March 31, 2010 and $206,000, or 0.62% of total loans at March 31, 2009. Total nonperforming loans were $365,000 at March 31, 2010 compared to $463,000 at March 31, 2009. The allowance for loan losses was increased in the second half of the fiscal year ended June 30, 2009 due to the general downturn in local economic conditions. To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended March 31, 2010 and March 31, 2009.

Noninterest Income. Our noninterest income increased to $3,700 for the nine months ended March 31, 2010 from $1,300 for the nine months ended March 31, 2009. The increase was primarily due to no activity in available for sale investment securities during the nine months ended March 31, 2010 compared to the $2,300 loss recognized on the sale of available for sale investment securities during the nine months ended March 31, 2009.

Noninterest Expense. Noninterest expense increased $204,000, or 37.8%, to $742,000 for the nine months ended March 31, 2010 from $539,000 for the nine months ended March 31, 2009. The increase was due to salaries and employee benefits expense increasing to $376,000 for the nine months ended March 31, 2010 from $233,000 for the nine months ended March 31, 2009. The number of full time equivalent employees increased to eight in the 2010 period from six in the 2009 period. For the same periods, FDIC insurance premiums increased $16,000 due to higher assessment rates and our legal, accounting and exam fees expense increased $36,000 as a result of our becoming subject to the federal securities laws.

Income Tax Expense. The provision for income taxes decreased to $70,000 for the nine months ended March 31, 2010, compared to $78,000 for the nine months ended March 31, 2009, a decrease of $8,000, or 10.5%, as a result of the decrease in net income before income taxes. The effective tax rate was relatively unchanged for the comparative periods. The effective tax rate was 33.5% and 33.4% for the nine months ended March 31, 2010 and 2009.

(Continued)

29.

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $41,435 for the nine months ended March 31, 2010 and $277,164 for the nine months ended March 31, 2009.

Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, and proceeds from maturation and sales of securities. Net cash flows used in investing activities were ($1,521,043) for the nine months ended March 31, 2010 and net cash flows used in investing activities were ($2,096,854) nine months ended March 31, 2009. Net cash from financing activities consisted of activity in deposits, borrowings and common stock transactions. Net cash flows from financing activities were $3,373,166 for the nine months ended March 31, 2010 and net cash flows from financing activities were $665,362 for the nine months ended March 31, 2009. The changes in net cash flows provided by and used for financing activities over the periods were primarily due to the proceeds from the Company’s sale of stock in conjunction with its mutual to stock conversion.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2010 and June 30, 2009, cash and short-term investments totaled $4.4 million and $2.5 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At March 31, 2010 and June 30, 2009, we had outstanding commitments to originate loans of $661,000 and $536,000, respectively and unfunded commitments under lines of credit of $37,500 and $38,900, respectively. We also had unfunded commitments for residential construction loans totaling $206,000 and $290,000 at March 31, 2010 and June 30, 2009. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from March 31, 2010 totaled $9.4 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

(Continued)

30.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan ,demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At March 31, 2010, we had $8.5 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $8.0 million.

We are subject to various regulatory capital requirements. At March 31, 2010 and June 30, 2009, we were in compliance with all applicable capital requirements.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2010

Total capital (to risk-weighted assets)	$9,513	36.2%	$2,625	10.0%
Tier I (core) capital (to risk-weighted assets)	9,333	35.6	1,575	6.0
Tier I (core) capital (to adjusted total assets)	9,333	21.0	2,227	5.0
Tangible capital (to adjusted total assets)	9,333	21.0		N/A

June 30, 2009

Total capital (to risk-weighted assets) $	8,053	32.7%	$2,465	10.0%
Tier I (core) capital (to risk-weighted assets)	7,789	31.6	1,479	6.0
Tier I (core) capital (to adjusted total assets)	7,789	18.9	2,060	5.0
Tangible capital (to adjusted total assets)	7,789	18.9		N/A

(Continued)

31.

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

During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

32.

VERSAILLES FINANCIAL CORPORATION

Other Information

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable.

Item 3 – Defaults Upon Senior Securities – None.

Item 5 – Other Information – None.

Item 6 – Exhibits

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3.1	Articles of Incorporation of Versailles Financial Corporation		*

3.2	Bylaws of Versailles Financial Corporation		*

4	Form of Common Stock Certificate of Versailles Financial Corporation		*

10.1	Employee Stock Ownership Plan		*

10.2	Versailles Savings and Loan Company Deferred Compensation Plan		*

10.3	First Amendment to Versailles Savings and Loan Company Deferred Compensation Plan		*

10.4	Restated 2005 Sub-Plan to Versailles Savings and Loan Company Deferred Compensation Plan		*

10.5	First Amendment to Restated 2005 Sub-Plan to Versailles Savings and Loan Company Deferred Compensation Plan		*

(Continued)

33.

VERSAILLES FINANCIAL CORPORATION

Other Information

10.6	Trust Agreement for Versailles Savings and Loan Company Deferred Compensation Plan and Restated 2005 Sub-Plan to Versailles Savings and Loan Deferred Compensation Plan		*

10.7	Employment Agreement between Versailles Savings and Loan Company and Douglas P. Ahlers, dated January 8, 2010	*	*

10.8	Employment Agreement between Versailles Savings and Loan Company and Cheryl J. Leach, dated January 8, 2010	*	*

24	Power of Attorney (set forth on signature page)		*

31.1	Certification of Chief Executive Officer, Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer, Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 17, 2009
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2010

(Continued)

34.

VERSAILLES FINANCIAL CORPORATION

Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION
(Registrant)

Date: May 17, 2010	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President

Date: May 17, 2010	/s/ Cheryl J. Leach
Cheryl J. Leach
Vice President & Treasurer
(Principal Accounting Officer)

(Continued)

35.