Form 10-K
period 2010-06-30
Versailles Financial Corp
filed 2010-09-28
CIK 1471092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to

Commission file number 000-53870

VERSAILLES FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-1330256
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27 East Main Street, Versailles, Ohio	45380
(Address of Principal Executive Offices)	(Zip Code)

(937) 526-4515
(Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 31, 2010, there were issued and outstanding 427,504 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2009 was $0.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant	Part III

Versailles Financial Corporation
Annual Report on Form 10-K
For The Year Ended
June 30, 2010

Note:

Because we completed our reorganization and stock offering on January 8, 2010, our shares were not traded as of the end of the quarter ended December 31, 2009, our most recently completed second fiscal quarter, and, accordingly, the market value as of the end of that quarter, computed by reference to the last sale price during that quarter, was $0.

PART I

ITEM 1.	Business

Forward Looking Statements

This annual report contains certain forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	adverse changes in the local, national and international agricultural markets, including weather, pests and government regulation and support, which impact the value of our agricultural loans;

•	our ability to successfully implement our plan to increase our non-residential lending without significant decrease in asset quality;

•	our success in building our new home office on a cost effective basis;

•	our ability to offer new deposit products on a cost-effective basis and develop and gather core deposits;

•	our ability to manage costs as a public company;

•	our reliance on a small executive staff;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, additional consumer protection requirements and changes in our regulators;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the likely impact on our compliance costs;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	decreases in asset quality;

•	future deposit insurance premium levels and special assessments;

•	future compliance costs;

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

Versailles Financial Corporation

Versailles Financial Corporation is a Maryland corporation that owns all of the outstanding shares of common stock of Versailles Savings and Loan Company, which we sometimes refer to as “Versailles Savings.”  On January 8, 2010, Versailles Savings and Loan Company completed a mutual-to-stock conversion and Versailles Financial Corporation sold 427,504 shares raising $4,275,000 in gross proceeds.  Net proceeds of the offering were approximately $3,463,000.  Versailles Financial Corporation contributed $1,736,000 of the net proceeds to Versailles Savings and Loan Company. The Company’s assets consist primarily of its ownership in the shares of Versailles Savings’ common stock and a loan to its employee stock ownership plan.

Our executive offices are located at 27 E. Main Street, Versailles, Ohio 45380.  Our telephone number at this address is (937) 526-4515.

Versailles Savings and Loan Company

Versailles Savings and Loan Company is an Ohio chartered savings and loan company headquartered in Versailles, Ohio.  Versailles Savings and Loan Company was originally chartered in 1887.

Versailles Savings and Loan Company’s business consists primarily of accepting savings accounts and certificates of deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in first lien one- to four-family mortgage loans and, to a lesser extent, non-residential real estate loans, including farm loans, consumer loans (consisting primarily of automobile loans), commercial business loans and other loans. We also invest in investment securities, primarily consisting of residential mortgage-backed United States government agency securities and mutual funds.  Versailles Savings offers a variety of deposit accounts, including savings accounts and certificates of deposit.  We provide financial services to individuals, families and businesses through our banking office located in Versailles, Ohio. Our revenues are derived primarily from interest on loans, mortgage-backed securities and other investment securities.  We also generate revenues from fees and service charges.  Our primary sources of funds are deposits, principal and interest payments on securities and loans, and advances from the Federal Home Loan Bank of Cincinnati.

Versailles Savings and Loan Company had total assets of $45.2 million, total loans of $36.7 million, total liabilities of $34.6 million, including total deposits of $25.9 million, and equity of $10.6 million as of June 30, 2010.  At that date, 60.9% of our assets were one- to four-family residential mortgage loans, 16.0% were non-residential real estate loans, and 2.0% were mortgage-backed securities.

Versailles Savings and Loan Company’s executive and banking offices are located at 27 E. Main Street, Versailles, Ohio 45380.  Our telephone number at this address is (937) 526-4515.

Our website address is www.versaillessavingsbank.com.  Information on our website is not incorporated into this annual report and should not be considered a part of this annual report.

Market Area

Versailles Savings conducts business from its single office located in Versailles, located in Darke County, Ohio.  Versailles Savings’ primary market area is northeastern Darke County and western Shelby County, in west central Ohio, near the Indiana border.

Versailles Savings and Loan’s primary market area has a diversified employment base and a higher level of manufacturing employment than the State of Ohio and the country in general. The major employers include consumer products manufacturers and retailers, health care providers and transportation and distribution companies, as well as governmental entities. The top ten employers in Darke County are Whirlpool Corporation (manufacturer of home appliances), Midmark Corporation (manufacturer of health care products), Greenville Technology, Inc. (manufacturer of plastic products and automobile parts), Wayne Hospital, Brethren Retirement Community, Honeywell (manufacturer of a wide range of products, including aerospace and technology for buildings), Neff Co. (custom lettering and graphic design), Beauty Systems Group (distributor of hair care and makeup products), Dick Lavy Trucking, and Norcold Inc. (manufacturer of refrigerators and freezers for RVs, boats and trucks). Darke County is predominantly rural and is one of the top agricultural counties in Ohio.

The unemployment rate in Darke County in June 2010 was 10.3%, compared to 10.5% for the State of Ohio and 9.5% for the United States. The population of Darke County reflected net out-migration from 2000 to 2009, declining from approximately 53,300 to approximately 51,814.  The median household income in Darke County increased from $39,307 in 2000 to $46,055 in 2008, or 17.2%, while the median household income in the State of Ohio increased at almost the same rate from $41,499 to $47,987 and median household income in the United States increased at a slightly higher rate, from $42,729 to $52,029.

Shelby County is a slightly smaller county lying northeast of Darke County.  The largest city in Shelby County is Sidney, Ohio.  The major employers in Shelby County relate to manufacturing, including the four largest employers: Honda of America Manufacturing, PlastiPak Packaging, Emerson Climate Technologies and NK Parts.  Additional large employers include Sidney City Board of Education, Superior Metal Products/Am Trim, Wal-Mart Stores, Inc. and Wilson Memorial Hospital.

The economy of Shelby County has experienced higher unemployment in recent months due to its heavy reliance on manufacturing.  In June 2010, the unemployment rate in Shelby County was 12.0% compared to 10.3% for Darke County.  Shelby County population has reflected some modest growth since 2000, increasing from 47,910 to 48,990, or 2.3%.  Median household income increased at the same pace as Darke County, increasing 17.2% from $44,507 to $52,148.

Competition

Our deposit sources and loan customers are primarily concentrated in the communities surrounding our banking offices, located in Shelby and Darke Counties, Ohio.  We face intense competition in our market area both in making loans and attracting deposits.  The Versailles area has a moderate concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking, and have greater name recognition and market presence that benefit them in attracting business.

Lending Activities

The principal lending activity of Versailles Savings and Loan Company is originating first lien one- to four-family residential mortgage loans and, to a lesser extent, non-residential real estate loans, including farm loans, and consumer loans consisting primarily of automobile loans, commercial business loans and other loans.  In recent years we have expanded our non-residential real estate loan portfolio in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration.  We expect non-residential real estate lending will continue to be an area of loan growth, and we have focused our efforts in this area on borrowers seeking loans in the $200,000 to $750,000 range.  We currently retain in our portfolio all the loans we originate, but we are considering selling loans in the future to manage interest rate risk, capital and our liquidity needs.  As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks that operate in our primary market area.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$27,556	74.76%	$26,968	77.88%
Multi-family	189	0.51%	326	0.94%
Non-residential real estate (1)	7,254	19.68%	5,846	16.88%
Construction	171	0.47%	1	0.00%
Total real estate loans	35,170	95.42%	33,141	95.70%

Commercial loans	474	1.28%	356	1.03%
Consumer loans	1,215	3.30%	1,133	3.27%
Total loans	$36,859	100.00%	$34,630	100.00%

Net deferred loan fees	55	0.15	62	0.18%
Allowance for losses	(191)	0.52%	(264)	0.77%
Loans, net	$36,723		$34,428
_________________________

(1)      Includes $4.9 million secured by farmland for fiscal year-end 2010 and $4.3 million for fiscal year-end 2009.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2010.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Multi-Family Real Estate		Non-Residential Real Estate		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2011	$1,545	5.21%	$17	6.26%	$739	5.71%	$2	5.64%
2012 and 2013	2,953	5.22	34	6.26	1,191	5.73	7	5.66
2014 and 2015	2,997	5.21	23	6.44	1,140	5.81	8	5.66
2016 to 2020	7,294	5.24	59	6.55	2,315	5.83	23	5.66
2021 to 2030	10,732	5.30	56	6.41	1,710	5.87	72	5.66
2030 and beyond	2,035	5.66	-	-	159	6.10	59	5.67

Total	$27,556	5.29%	$189	6.42%	$7,254	5.82%	$171	5.66%

	Consumer		Commercial		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2011	$571	8.11%	$205	6.01%	$3,079	5.93%
2012 and 2013	357	6.91	150	6.29	4,692	5.52
2014 and 2015	157	7.21	101	6.12	4,426	5.46
2016 to 2020	118	6.91	18	5.51	9,827	5.41
2021 to 2030	12	4.48	-	-	12,582	5.38
2030 and beyond	-	-	-	-	2,253	5.69

Total	$1,215	7.49%	$474	6.10%	$36,859	5.48%

The following table sets forth our fixed and adjustable-rate loans at June 30, 2010 that are contractually due after June 30, 2011. Loans are presented net of loans in process.

	Due After June 30, 2011
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One- to four-family	$21,018	$4,993	$26,011
Multi-family	172	-	172
Non-residential / commercial real estate	5,033	1,482	6,515
Construction	169	-	169
Total real estate loans	26,392	6,475	32,867

Commercial	269	-	269
Consumer loans	644	-	644

Total loans	$27,305	$6,475	$33,780

One- to Four-Family Residential Real Estate Lending.  The cornerstone of our lending program has long been the origination of long-term first lien permanent loans secured by mortgages on owner-occupied one- to four-family residences.  At June 30, 2010, $27.6 million, or 74.8% of our total loan portfolio, consisted of loans on one- to four-family residences.  At that date, our average outstanding one- to four-family residential loan balance was $79,000 and our largest outstanding one- to four-family residential loan had a principal balance of $332,000.  Virtually all of the residential loans we originate are secured by properties located in our market area.  We currently retain in our portfolio all the loans we originate, but may begin to sell loans in the secondary market within the next 12 months.  See “—Originations, Sales and Purchases of Loans.”

Due to consumer demand in the current low interest rate environment, many of our recent originations have been 15- to 25-year fixed-rate loans secured by one- to four-family residential real estate.  We generally originate our fixed-rate and adjustable rate one- to four-family residential loans in accordance with secondary market standards.  At June 30, 2010, we had $12.1 million of fixed-rate residential loans maturing in 10 years or less, $8.4 million of fixed-rate residential loans maturing between 10 and 20 years and $1.8 million of fixed-rate residential loans maturing in excess of 20 years in our portfolio.

In order to reduce the term to repricing of our loan portfolio, we also originate adjustable-rate one- to four-family residential mortgage loans.  Our current adjustable-rate mortgage loans carry interest rates that adjust annually at a margin (generally 300 basis points) over the one-year U.S. Treasury constant maturity index.  Most of our adjustable-rate one- to four-family residential mortgage loans have fixed rates for initial terms of three or five years.  Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.  Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first three or five years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.  At June 30, 2010, $5.3 million, or 19.2% of our one- to four-family residential loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 90% for owner-occupied one- to four-family homes and up to 80% for non-owner occupied homes.  We do not require private mortgage insurance for loans in excess of 80%, but charge a higher interest rate and also obtain additional collateral and/or personal guarantees on these loans.

At June 30, 2010, we had one one- to four-family residential mortgage loan in the amount of $90,000 that was 60 days or more delinquent.

We also originate closed end variable-rate and fixed-rate second mortgage loans secured by a lien on the borrower’s primary residence on a very limited basis.  The total balance of these loans at June 30, 2010, which are included in the previous totals, was $0.7 million.  We only make such loans on properties where we hold the first lien.  Generally, these second mortgages are limited to 80% of the property value less any other mortgages.  We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans.  Our variable-rate second mortgage loan product carries an interest rate tied to the same indices we use for purchase money first lien residential mortgages.

Non-residential Real Estate Lending.  In recent years, we have sought to increase our non-residential real estate loans.  At June 30, 2010, we had $7.2 million in non-residential real estate loans, representing 19.7% of our total loan portfolio, an increase of $1.4 million, or 24.1%, over non-residential loans of $5.8 million, representing 16.9% of our total loan portfolio, at June 30, 2009.  Typically we obtain personal guarantees as well as additional collateral on these loans.

The following table shows the composition of our non-residential real estate portfolio at the dates indicated:

	At June 30,
Type of Loan	2010	2009
	(In thousands)

Office	$417	$71
Industrial	310	360
Retail	1,083	443
Developed Building Lots	36	32
Farm/Agriculture	4,909	4,336
Mixed use	382	480
Other Improved Real Estate	117	124
Total	$7,254	$5,846

Most of our non-residential real estate loans have amortization periods of up to 20 years.  We offer both fixed and variable rate loans. Our variable rate loans typically have initial fixed rates of three or five years.  The maximum loan-to-value ratio of our non-residential real estate loans is generally 70%.  At June 30, 2010, our largest non-residential real estate loan totaled $544,000 and was secured by a mortgage on farmland in our primary market area.  At June 30, 2010, this loan was performing in accordance with its terms.  At June 30, 2010, $1.7 million, or 23.0%, of our non-residential real estate loans carried adjustable rates.

We consider a number of factors in originating non-residential real estate loans.  We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  All non-residential real estate loans are appraised by outside independent appraisers approved by the Board of Directors or by internal evaluations, where permitted by regulation.  Personal guarantees are generally obtained from the principals of non-residential real estate borrowers.

Loans secured by non-residential real estate generally are larger than one- to four-family residential loans and involve greater credit risk.  Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession.  We typically require additional collateral or personal guarantees.  Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.  At June 30, 2010, we had no non-residential real estate loans that were non-performing.  We also make a limited amount of multi-family loans on the same general terms as non-residential real estate loans.  At June 30, 2010, we had $189,000 of multi-family loans, representing 0.51% of our total loans.

Commercial Business Lending.  From time to time, we originate commercial business loans and lines of credit to small- and medium-sized companies in our primary market area.  Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture.  The commercial business loans that we offer are short term fixed-rate loans with generally a one-year term or less.  Our commercial business loan portfolio consists primarily of secured loans, along with a small amount of unsecured loans.

At June 30, 2010, Versailles Savings had $474,000 of commercial business loans outstanding, representing 1.3% of the total loan portfolio.

When making commercial business loans, we consider the borrower’s financial statements, lending history, debt service capabilities, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower.  Commercial business loans are generally secured by accounts receivable, inventory and equipment.

Commercial business loans generally have a greater credit risk than residential mortgage loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans is likely substantially dependent on the success of the business itself.  Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  We seek to minimize these risks through our underwriting standards.

At June 30, 2010, our largest commercial business loan relationship was a $157,000 loan to a farming implement dealer secured by real estate and limited personal guarantees by several individuals.  At June 30, 2010, this loan was performing in accordance with its terms.

Consumer Lending.  To date, our consumer lending has been limited.  At June 30, 2010, Versailles Savings had $1.2 million of consumer loans outstanding, representing 3.3% of the total loan portfolio.  Consumer loans consist of loans secured by deposits, auto loans and miscellaneous other types of installment loans. At June 30, 2010, we had $434,000 in new and used automobile loans made on a direct basis with our customers.  We do not actively market automobile loans.  We also plan to offer home equity lines of credit in the future.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At June 30, 2010, we had no consumer loans that were non-performing.

Originations, Purchases and Sales of Loans

Lending activities are conducted primarily by our salaried loan personnel.  All loans originated by us are underwritten pursuant to our policies and procedures.  We originate both fixed-rate and adjustable-rate loans.  Our ability to originate fixed or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.  We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

We currently retain all the loans we originate.  We may, however, sell loans we originate in the future for interest rate risk management, capital management and for liquidity purposes.  We also currently do not purchase loans nor have any significant participation interests in loans.

The following table shows our loan origination and principal repayment activity for loans originated for our portfolio during the periods indicated. Loans are presented net of loans in process.

	Years Ended June 30,
	2010	2009
	(In thousands)

Total loans at beginning of period	$34,428	$31,269

Loans originated:
Real estate loans:
One- to four-family	5,556	13,256
Multi-family	82	—
Non-residential	2,633	3,031
Construction	706	1,573
Total real estate loans	8.977	17,860
Commercial loans	220	142
Consumer loans	1,330	1,151
Total loans originated	10,527	19,153

Deduct:
Principal repayments	8,299	15,886
Loan sales	-	—
Home equity lines of credit, net	-	—
Net, other	(67)	108
Net loan activity	2,295	3,159
Total loans at end of period	$36,723	$34,428

Loan Approval Procedures and Authority.  The aggregate amount of loans that Versailles Savings is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Versailles Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”).  At June 30, 2010, based on the 15% limitation, Versailles Savings’ loans-to-one-borrower limit was approximately $1.3 million.  On the same date, Versailles Savings had no borrowers with outstanding balances in excess of this amount.  At June 30, 2010, our largest loan to one borrower totaled $544,000 and was secured by a mortgage on farmland in our primary market area.  At June 30, 2010, this loan was performing in accordance with its terms. At June 30, 2010, our largest lending relationship with a single or related group of borrowers totaled $712,000, and was performing in accordance with its terms.

Our lending is subject to written underwriting standards and origination procedures.  Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our Board of Directors as well as internal evaluations, where permitted by regulations.  The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

Under our loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an officer for approval.  An officer then reviews these materials and verifies that the requested loan meets our underwriting guidelines described below.

Our president and senior lending officers have approval authority of up to $150,000 for residential mortgage loans, secured commercial loans and secured consumer loans.  Our senior lending officers have approval authority of up to $50,000 for unsecured commercial and consumer loans.  An aggregate credit commitment of up to $250,000 may be approved by the president and the senior lending officers.  Loans above these amounts require approval by the Loan Committee or the Board of Directors.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Non-Performing Assets

Delinquency Procedures.  When a borrower fails to make a required monthly loan payment by the due date, a late notice is generated stating the payment and late charges due.  Our policies provide that borrowers that become 20 days or more delinquent are contacted by mail and at 30 days we send an additional letter and place a phone call to determine the reason for nonpayment and to discuss future payments.  If repayment is not possible or doubtful, the loan will be brought to the Board of Directors for possible foreclosure.  Once the Board of Directors declares a loan due and payable, a certified letter is sent to the borrower explaining that the entire balance of the loan is due and payable.  The borrower is permitted 30 additional days to submit payment.  If the loan is made current, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments.  If the borrower does not respond, we will initiate foreclosure proceedings.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold.  The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses.  Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance.  After acquisition, all costs in maintaining the property are expensed as incurred.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2010			2009
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family	$144	$90	$—	$87	$55	$66
Multi-family	—	—	—	—	—	199
Non-residential real estate	—	—	—	26	—	—
Construction	—	—	—	—	—	—
Total real estate loans	144	90	—	113	55	265

Commercial loans	—	—	—	—	—	—
Consumer loans	25	—	—	—	—	—
Total	$169	$90	$—	$113	$55	$265

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

“Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses.  General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies a problem asset as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Ohio Division of Financial Institutions and the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2010	2009
	(In thousands)

Special mention assets	$—	$—
Substandard assets	250	168
Doubtful assets	—	199
Loss assets	—	—
Total classified assets	$250	$367

The decrease in loans classified as doubtful between June 30, 2010 and 2009 was due the foreclosure on a property and transfer of $120,000 of the loan from doubtful to substandard and the recognition of $79,000 as a charge against the allowance for loan losses. The total classified assets at June 30, 2010 includes $160,000 of other real estate owned classified as substandard.

Non-Performing Assets.  We cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Funds received on nonaccrual loans generally are applied against principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At the dates indicated, we had no loans classified as a troubled debt restructuring.  At June 30, 2010, there were two properties classified as real estate owned consisting of a multi-family property acquired through foreclosure and a single family property where the company received a deed in lieu of foreclosure.  These properties, totaling $160,000, are included in other non-performing assets in the table below.

	At June 30,
	2010	2009
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$90	$66
Multi-family	—	199
Non-residential	—	—
Construction	—	—
Total real estate loans	90	265
Commercial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	$90	$265

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Non-residential	—	—
Construction	—	—
Total real estate loans	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days
or more	—	—
Total of non-accrual and 90 days or
more past due loans	$90	$265

Other nonperforming assets (1)	160	—
Total nonperforming assets	$250	$265

Total nonperforming loans to total loans	0.24%	0.76%
Total nonperforming assets to total assets	0.55%	0.65%
_____________________________
(1)	Consists of other real estate owned.

 There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the year ended June 30, 2010 and the year ended June 30, 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $2,000 and $22,000, respectively.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.  Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements:  (i) specific allowances for identified problem loans; and (ii) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Identified Problem Loans.  We establish a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Factors in identifying a specific problem loan include: the strength of the customer’s personal or business cash flows; the availability of other sources of repayment; the amount due or past due; the type and value of collateral; the strength of our collateral position; the estimated cost to sell the collateral; and the borrower’s effort to cure the delinquency.  In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not classified as substandard to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio.  The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the Ohio Division of Financial Institutions and the Office of Thrift Supervision periodically review our allowance for loan losses, and they may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At June 30,
	2010	2009
	(Dollars in thousands)

Allowance at beginning of period	$264	$166
Provision for loan losses	20	110
Charge offs:
Real estate loans
One- to four-family	14	—
Multi-family	79	—
Non-residential real estate	—	—
Construction	—	—
Commercial	—	—
Consumer	—	12
Total charge-offs	$93	$12

Recoveries:
Real estate loans
One- to four-family	—	—
Multi-family	—	—
Non-residential real estate	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—
Total recoveries	$—	$—
Net charge-offs (recoveries)	$93	$12

Allowance at end of period	$191	$264

Allowance to nonperforming loans	211.59%	99.65%
Allowance to total loans outstanding
at the end of the period	0.52%	0.76%
Net charge-offs (recoveries) to average
loans outstanding during the period	0.26%	0.04%

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the general allowance to absorb losses in other categories.

	At June 30,
	2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$143	74.87%	74.76%	$146	55.30%	77.88%
Multi-family	—	—	0.51	79	29.92	0.94
Non-residential real estate	28	14.66	19.68	20	7.58	16.88
Construction	—	—	0.47	—	—	—
Total real estate loans	171	89.53%	95.42%	245	92.80%	95.70%
Commercial loans	1	0.52	1.28	1	0.38	1.03
Consumer loans	19	9.95	3.30	18	6.82	3.27
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$191	100.00%	100.00%	$264	100.00%	100.00%

At June 30, 2010, our allowance for loan losses represented 0.52% of total loans and 211.59% of nonperforming loans.  The allowance for loan losses decreased to $191,000 at June 30, 2010 from $264,000 at June 30, 2009, due to charge-offs of $93,000, offset by a provision for loan losses of $20,000.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General.  The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help manage our interest rate risk, and to generate a favorable return on idle funds within the context of our interest rate and credit risk objectives.

Our Board of Directors is responsible for adopting our investment policy.  The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors.  Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer and our Chief Financial Officer (all investment decisions require the approval of both investment officers).  All investment transactions are reviewed at regularly scheduled quarterly meetings of the Board of Directors.

Our current investment policy permits investments in securities issued by the United States Government and its agencies or government sponsored entities. We also invest in residential mortgage-backed securities and, to a lesser extent, mutual funds that invest in residential mortgage-backed securities.  Our investment policy also permits, with certain limitations, investments in bank-owned life insurance, collateralized mortgage obligations, asset-backed securities, real estate mortgage investment conduits, Ohio revenue bonds and municipal securities.

At June 30, 2010, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date other than our investment in a mortgage-backed securities mutual fund.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities.   As of June 30, 2010, we held no asset-backed securities other than residential mortgage-backed securities.  Our current policy does not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

At June 30, 2010, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

At June 30, 2010, the holding company had $1.25 million of the proceeds from the stock offering in a savings account at the Bank.  Due to the current low interest rate environment, the Bank has deposited these proceeds in Federal Home Loan Bank overnight funds and intends to use the funds for lending activities and reduce Federal Home Loan Bank advances as they mature.

Securities Portfolio.  At June 30, 2010, our U.S. Government and federal agency securities portfolio totalled $1.6 million, $708,000 of which was classified as available-for-sale.  We maintain an available-for-sale securities portfolio, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Residential Mortgage-Backed Securities.  At June 30, 2010, our residential mortgage-backed securities portfolio had an amortized cost of $903,000, all of which was classified as held to maturity.  Residential mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of residential mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in residential mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Versailles Savings and Loan Company.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.  Ginnie Mae, a United States Government agency, and government sponsored entities, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors.  Residential mortgage-backed securities are more liquid than individual mortgage loans because there is an active trading market for such securities.  In addition, residential mortgage-backed securities may be used to collateralize our borrowings.  Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.  Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

AMF Short U.S. Government Fund.  At June 30, 2010, our mutual fund portfolio totaled $708,000, all of which was classified as available-for-sale and all of which was invested in the AMF Short U.S. Government Fund, a fund that invests primarily in mortgage-related securities. At June 30, 2010, the fund had an unrealized gain of $14,000.  For the year ended June 30, 2009, we recognized a loss for other-than-temporary impairment on this investment of $52,000, due to a decline in the fair value of this fund below our cost and our judgment as to the unpredictability for recovery to cost.

Restricted Equity Securities. We invest in the common stock of the Federal Home Loan Bank of Cincinnati.  Stock of the Federal Home Loan Bank of Cincinnati is carried at cost and classified as restricted equity securities.  We periodically evaluate these shares of common stock for impairment based on ultimate recovery of par value.

Securities Portfolio Composition.  The following table sets forth the composition of our securities portfolio at the dates indicated.

	At June 30,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government agencies	$—	$—	$200	$203
Mortgage-backed securities	—	—	—	—
Total debt securities	—	—	200	203
Mutual fund (1)	694	708	694	694
Total available for sale	694	708	894	897

Securities held to maturity:
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	903	946	1,124	1,146
Total held to maturity	903	946	1,124	1,146

Total	$1,597	$1,654	$2,018	$2,043
_________________________

(1)    Consists of AMF Short US Government Fund

Securities Portfolio Maturities and Yields.  The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2010.  Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	No Stated Maturity		One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government
agencies	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—
Mortgage-backed
securities	—	—	—	—	—	—	—	—	—	—	—	—
Total debt securities	—	—	—	—	—	—	—	—	—	—	—
Mutual fund (1)	694	2.56%	—	—	—	—	—	—	—	—	694	2.56%
Total available for sale	694	2.56%	—	—		—	—	—	—	—	694	2.56%

Securities held to maturity:
U.S. Government
agencies	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—%
Mortgage-backed
securities	—	—	—	—	—	—	—	—	903	3.67%	903	3.67%
Total held to maturity	—	—	—	—	—	—	—	—	903	3.67	903	3.67
Total	$694	2.56%	$—	—	$—	—	$—	—	$903	3.67%	$1,597	3.12%
_________________________

(1)	Consists of AMF Short US Government Fund

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We also use borrowings, primarily Federal Home Loan Bank of Cincinnati advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.  In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits.  Our deposits are generated primarily from within our primary market area.  We offer a selection of deposit accounts, including savings accounts and certificates of deposit. We currently do not offer NOW accounts, money market or demand accounts, but may do so in the future.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We have not accepted brokered deposits in the past, although we have the authority to do so.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Versailles Savings in the community to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.  We often use promotional rates to meet asset/liability and market segment goals.

The variety of rates and terms on the deposit accounts we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on our experience, we believe that statement savings may be somewhat more stable sources of deposits than certificates of deposits.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Savings accounts	$8,145	31.40%	$7,468	30.38%
Certificates of deposit	17,792	68.60%	17,117	69.62%
Total	$25,937	100.00%	$24,585	100.00%

As of June 30, 2010, the aggregate amount of our outstanding certificate of deposit in amounts greater than $100,000 was approximately $2.3 million.  The following table sets forth the maturity of these certificates as of June 30, 2010.

Certificates of Deposit
(In thousands)
Maturity Period:
Three months or less	$0
Over three through six months	562
Over six through twelve months	1,228
Over twelve months	543
Total	$2,333

The following table sets forth our time deposits classified by interest rate as of the dates indicated.
	At June 30,
	2010	2009
	(In thousands)

Interest Rate:
2% or less	$10,211	$5,779
2.01% - 3.00%	6,602	6,163
3.01% - 4.00%	418	785
4.01% - 5.00%	467	4,199
5.01% - 6.00%	94	191

Total	$17,792	$17,117

The following table sets forth the amount and maturities of our time deposits at June 30, 2010.

	At June 30, 2010
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Interest Rate:
2% or less	$5,848	$3,903	$460	$-	$10,211	57.39%
2.01% - 3.00%	3,570	1,834	619	579	6,602	37.11
3.01% - 4.00%	115	96	207	-	418	2.35
4.01% - 5.00%	257	210	-	-	467	2.62
5.01% - 6.00%	-	94	-	-	94	0.53

Total	$9,790	$6,137	$1,286	$579	$17,792	100.00%

Borrowings.  We obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of our capital stock in the Federal Home Loan Bank of Cincinnati and certain of our mortgage loans.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

From time to time during recent years, we have utilized short-term borrowings to fund loan demand.  To a limited extent, we have also used borrowings where market conditions permit us to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost.  Finally, from time to time, including during the fiscal year ended June 30, 2010, we have obtained advances with longer terms for asset and liability management purposes.

Our borrowings currently consist primarily of advances from the Federal Home Loan Bank of Cincinnati.  At June 30, 2010, we had access to additional Federal Home Loan Bank advances of up to $9.0 million.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the noted year.

	At or for the Year Ended June 30,
	2010	2009
	(Dollars in thousands)

Maximum amount at any month end:
FHLB advances	$8,500	$7,500
Average amount outstanding during the period:
FHLB advances	8,250	6,750
Weighted average interest rate during the period:
FHLB advances	4.66%	5.25%
Balance outstanding at end of period:
FHLB advances	$7,500	$7,500
Weighted average interest rate at end of period:
FHLB advances	4.26%	4.91%

Subsidiary and Other Activities

Versailles Financial Corporation has no subsidiaries other than Versailles Savings and Loan Company, and Versailles Savings and Loan Company has no subsidiaries.

Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Expense and Tax Allocation

Versailles Savings and Loan Company has entered into an agreement with Versailles Financial Corporation to provide it with certain administrative support services for compensation not less than the fair market value of the services provided.  In addition, Versailles Savings and Loan Company and Versailles Financial Corporation have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of June 30, 2010, we had seven full-time employees and one part-time employee.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

Versailles Savings and Loan Company is subject to examination, regulation and supervision by the Ohio Division of Financial Institutions, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  As a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed by the President on July 21, 2010 (the “Dodd-Frank Act”), the powers and duties of the Office of Thrift Supervision with respect to state-chartered savings and loan associations such as Versailles Savings will be transferred to the Federal Deposit Insurance Corporation within one year of the date of the legislation, subject to extension of up to six months.  At that time, Versailles Savings will be subject to the rules and regulations of, and supervision by, the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds, the banking system and depositors, and not for the protection of security holders.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Versailles Savings also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Versailles Savings and also is currently regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters.  The Ohio Division of Financial Institutions and the Office of Thrift Supervision examine Versailles Savings and prepare reports for the consideration of its Board of Directors on any operating deficiencies.  Versailles Savings’ relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Versailles Savings’ loan documents.

Versailles Financial Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.  As a result of the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision with respect to savings and loan holding companies such as Versailles Financial Corporation will be transferred to the Federal Reserve Board within one year of the date of the legislation, subject to extension of up to six months.  At that time, Versailles Financial Corporation will be subject to the rules and regulations of, and supervision by, the Federal Reserve Board.  Versailles Financial Corporation is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to Versailles Savings and Versailles Financial Corporation are described below.  This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Versailles Savings and Versailles Financial Corporation and is qualified in its entirety by reference to the actual statutes and regulations.

New Federal Legislation

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Versailles Savings to be regulated by the Federal Deposit Insurance Corporation (the primary federal regulator for state non-member banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies such as Versailles Financial Corporation.  These capital requirements are substantially similar to the capital requirements currently applicable to Versailles Saving, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Versailles Savings and Loan Company, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks, or on their holding companies.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs and restrict our ability to pay dividends.

State Regulation

The Ohio Division of Financial Institutions is responsible for the regulation and supervision of Ohio savings institutions in accordance with the laws of the State of Ohio.  Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries, and corporate or government securities that such associations may make.  The ability of Ohio associations to engage in these state-authorized investments or activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings and loan association.

The Ohio Division of Financial Institutions also has approval authority over the payment of dividends and any mergers involving or acquisitions of control of Ohio savings institutions.  The Ohio Division of Financial Institutions may initiate certain supervisory measures or formal enforcement actions against Ohio associations.  Ultimately, if the grounds provided by law exist, the Ohio Division of Financial Institutions may place an Ohio association in conservatorship or receivership.

The Ohio Division of Financial Institutions conducts regular examinations of Versailles Savings and Loan Company approximately once every eighteen months.  Such examinations are usually conducted jointly with one or both federal regulators.  The Ohio Division of Financial Institutions imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

Federal Banking Regulation

Capital Requirements.  Office of Thrift Supervision regulations require savings and loan associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), a 4% core capital to risk-weighted assets ratio and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

Additionally, a savings and loan association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings and loan association.  In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At June 30, 2010, Versailles Savings and Loan Company’s capital exceeded all applicable requirements.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”

Loans to One Borrower.  Generally, an Ohio savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of June 30, 2010, Versailles Savings and Loan Company’s largest lending relationship with a single or related group of borrowers totalled $712,000, which represented 8.0% of unimpaired capital and surplus.  Therefore, Versailles Savings and Loan Company was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As an Ohio savings and loan association, Versailles Savings and Loan Company must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Versailles Savings and Loan Company must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

Versailles Savings and Loan Company also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings and loan association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act.  At June 30, 2010, Versailles Savings and Loan Company maintained approximately 85.0% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account.  A savings and loan association must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings and loan association’s net income for that year to date plus the savings and loan association’s retained net income for the preceding two years;

•	the savings and loan association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings and loan association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings and loan association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings and loan association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We anticipate that our liquidity levels will increase following the completion of the stock offering.

Community Reinvestment Act and Fair Lending Laws.  All savings institutions have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a state savings and loan association, the Office of Thrift Supervision is required to assess the institution’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings and loan association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Versailles Savings and Loan Company received a satisfactory  Community Reinvestment Act rating in its most recent federal examination.  The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.

Transactions with Related Parties.  A savings and loan association’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System.  An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Versailles Savings and Loan Company.  Versailles Financial Corporation is an affiliate of Versailles Savings and Loan Company.  In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In addition, Office of Thrift Supervision regulations prohibit a savings and loan association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Versailles Savings and Loan Company’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Versailles Savings and Loan Company’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Versailles Savings and Loan Company’s Board of Directors. Versailles Savings and Loan Company is in compliance with these credit limitations.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over FDIC insured savings and loan associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations.  Under prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings and loan associations.  For this purpose, a savings and loan association is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

The Office of Thrift Supervision or other regulators may increase the capital requirements at any time, and may impose additional capital requirements on an institution.  Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings and loan association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings and loan association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2010, Versailles Savings and Loan Company met the criteria for being considered “well-capitalized.” See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”

Insurance of Deposit Accounts. Versailles Savings and Loan Company is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Versailles Savings and Loan Company are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per depositor, retroactive to January 1, 2008, and established unlimited deposit insurance for non-interest bearing transaction accounts until December 31, 2012.

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that will alter the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.  Under the rule, the Federal Deposit Insurance Corporation will first establish an institution’s initial base assessment rate.  This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the Federal Deposit Insurance Corporation on May 22, 2009, issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. Future special assessments may also be assessed. Under this rule, Versailles Savings and Loan Company’s Federal Deposit Insurance Corporation assessment rate for the second quarter of 2009 increased to $5,700 less the remainder of the one-time assessment credit of $4,600.

On November 12, 2009, the Federal Deposit Insurance Corporation issued a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment was due on December 30, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  This rule resulted in Versailles Savings and Loan Company making a prepayment in the amount of $92,600 on December 30, 2009.

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2010, the annualized FICO assessment was equal to 0.26 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provided full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 was assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  We opted to participate in this component of the Temporary Liquidity Guarantee Program, but we incurred no assessment because none of our non-interest-bearing transaction accounts exceeded $250,000.  The Dodd-Frank Act established unlimited deposit insurance for non-interest bearing transaction accounts until December 31, 2012

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  We opted not to participate in the CPP.

Prohibitions Against Tying Arrangements.  FDIC insured savings and loan associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Versailles Savings and Loan Company is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal

Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Cincinnati, Versailles Savings and Loan Company is required to acquire and hold shares of capital stock therein.  As of June 30, 2010, Versailles Savings and Loan Company was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Versailles Savings and Loan Company are subject to state usury laws and federal laws concerning interest rates.  Versailles Savings and Loan Company’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Versailles Savings and Loan Company also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings and loan associations operating to, among other things, establish broadened anti-money laundering compliance programs,

due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. There can be no assurance as to the nature or scope of consumer protection rules that may be enacted by the Consumer Financial Protection Bureau or their effects on our business and operations.

Holding Company Regulation

General.  Versailles Financial Corporation is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, Versailles Financial Corporation is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over Versailles Financial Corporation and its subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  Federal savings and loan holding companies previously were not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board. However, the Dodd-Frank Act eliminates the Office of Thrift Supervision and places savings and loan holding companies under the regulatory of the Federal Reserve Board by July 21, 2011, and also requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks.

Permissible Activities. Under present law, the business activities of Versailles Financial Corporation will be generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including Versailles Financial Corporation, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

The shares of common stock issued in our stock offering is registered under the Securities Act of 1933 for the registration of the shares of common stock issued in our stock offering.  Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Under regulations of the Office of Thrift Supervision the shares of common stock must remain registered for a period of at least three years following completion of the conversion.  Under regulations of the Securities and Exchange Commission, the minimum period is one year. Following the three year period, and pursuant to the rules of the Securities and Exchange Commission, Versailles Financial Corporation may determine to deregister the common stock provided there are less than 300 record holders as calculated under the rules and regulations of the Securities and Exchange Commission.  Following the one year period, and if we have less than 300 record holders, we intend to request a waiver of the three year mandatory registration requirement from the Office of Thrift Supervision.  There can be no assurance that our request will be granted, as the Office of Thrift Supervision has never granted such a request.

The registration under the Securities Act of 1933 of shares of common stock to be issued in the stock offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not our affiliates may be resold without registration.  Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks.  In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We will be subject to further reporting and audit requirements beginning with the fiscal year ending June 30, 2011 under the requirements of the Sarbanes-Oxley Act.  We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

TAXATION

Federal Taxation

General.  Versailles Financial Corporation and Versailles Savings and Loan Company are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Versailles Financial Corporation and Versailles Savings and Loan Company.

Method of Accounting.  For federal income tax purposes, Versailles Financial Corporation and Versailles Savings and Loan Company currently reports income and expenses on the cash method of accounting and uses a tax year ending June 30th for filing its federal income tax return.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2010, Versailles Financial Corporation and Versailles Savings and Loan Company had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends-Received Deduction.  Versailles Financial Corporation files a consolidated return with Versailles Savings and Loan Company. As such, dividends it receives from Versailles Savings and Loan Company will not be included as income to Versailles Financial Corporation.  The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.

Audit of Tax Returns.  Versailles Savings and Loan Company’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Versailles Financial Corporation and Versailles Savings and Loan Company are subject to Ohio taxation.  In particular, Versailles Savings and Loan Company is subject to the Ohio corporation franchise tax, which is an excise tax imposed on corporations (including financial institutions) for the privilege of doing business in Ohio, owning capital or property in Ohio, holding a charter or certificate of compliance authorizing the corporation to do business in Ohio, or otherwise having nexus with Ohio during a calendar year.  The franchise tax is based upon the net worth of Versailles Savings and Loan Company plus certain reserve adjustments and exemptions.  For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth.  Versailles Savings and Loan Company is not currently under audit with respect to its Ohio franchise tax returns.  Versailles Financial Corporation is also subject to Maryland income taxation.

ITEM 1A.	Risk Factors

Not required, as the Registrant is a smaller reporting company.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We conduct business out of our 2,875 square foot main office located at 27 East Main Street, Versailles, Ohio.  We have owned the property since 1955, and, as of June 30, 2010, the net book value of our home office was $8,400.  In addition, in January 2010, we acquired a 5-acre plot of land on the outskirts of Versailles, Ohio for $150,000.  We intend to construct a new home office on this site which will allow us to offer expanded services and more convenient access for customers.  At June 30, 2010, the net book value of this property was $150,000.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At June 30, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.  Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “VERF.” The approximate number of holders of record of Versailles Financial Corporation common stock as of August 31, 2010 was 237.  Certain shares of Versailles Financial Corporation common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  Versailles Financial Corporation became eligible to trade on the Over-the-Counter Bulletin Board on January 8, 2010.  Because there have been no reported transactions in our stock since our stock offering, there is no market price information for our common stock for the period ended June 30, 2010.

Dividends.  Versailles Financial Corporation can pay dividends on its common stock if, after giving effect to the distribution, it would be able to pay its indebtedness as the indebtedness comes due in the usual course of business and its total assets exceed the sum of its liabilities and the amount needed, if Versailles Financial Corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution.  The holders of common stock of Versailles Financial Corporation will be entitled to receive and share equally in dividends as may be declared by our Board of Directors out of funds legally available therefore.  If Versailles Financial Corporation issues shares of preferred stock, the holders thereof may have a priority over the holders of the common stock with respect to dividends. The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  However, no decision has been made with respect to the payment of cash dividends.  In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including the following:

•	regulatory capital requirements;

•	our financial condition and results of operations;

•	tax considerations;

•	statutory and regulatory limitations; and

•	general economic conditions and forecasts.

Dividend payments by Versailles Financial Corporation are dependent primarily on dividends it receives from Versailles Savings and Loan Company, because Versailles Financial Corporation will have no source of income other than dividends from Versailles Savings and Loan Company, earnings from the investment of proceeds from the sale of shares of common stock retained by Versailles Financial Corporation, and interest payments with respect to Versailles Financial Corporation’s loan to the Employee Stock Ownership Plan.  Federal law imposes limitations on dividends by Federal stock savings banks.  See “Item 1 Business—Supervision and Regulation—Capital Distributions.”

Equity Compensation Plans.  At June 30, 2010, there were no compensation plans under which equity securities of Versailles Financial Corporation were authorized for issuance other than the Employee Stock Ownership Plan.  As of June 30, 2010, no securities had been issued under the Employee Stock Ownership Plan.

Sales of Securities.  On September 17, 2009, Versailles Financial Corporation filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the stock conversion of Versailles Savings and Loan Company and the related offering of common stock by Versailles Financial Corporation.  The Registration Statement (File No. 333-161968) was declared effective by the Securities and Exchange Commission on November 12, 2009.  Versailles Financial Corporation registered 661,250 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement, and sold 427,504 for an aggregate offering price of $4,275,040.  The stock offering commenced on November 20, 2009, and the closing occured on January 8, 2010.

Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock.   For their services, Keefe, Bruyette & Woods, Inc. received a fee of $150,000.  Keefe, Bruyette & Woods, Inc. was also reimbursed $40,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $4,275,040, through the sale of 427,504 shares at a price of $10.00 per share.  Expenses related to the offering were approximately $812,000, including $190,000 paid to Keefe, Bruyette & Woods, Inc.  Net proceeds of the offering were approximately $3,463,000.

Versailles Financial Corporation contributed $1.7 million of the net proceeds of the offering to Versailles Savings and Loan Company.  $342,000 of the net proceeds were used to fund the loan to the employee stock ownership plan, and $1.7 million of the net proceeds were retained by Versailles Financial Corporation.  The net proceeds contributed to Versailles Savings and Loan Company have been invested in short term instruments and used to make loans, and the net proceeds retained by Versailles Financial Corporation have been deposited with Versailles Savings and Loan Company.

Issuer Repurchases.  During the quarter ended June 30, 2010, we did not repurchase any shares of our common stock.

ITEM 6.	Selected Financial Data

Not required, as the Registrant is a smaller reporting company.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at June 30, 2010 and our results of operations for the years ended June 30, 2010 and 2009. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in this annual report.

Overview

Versailles Savings and Loan Company, Versailles Financial Corporation’s subsidiary, has historically operated as a traditional thrift institution.  A significant majority of our assets consist of long-term, one- to four-family fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts and Federal Home Loan Bank of Cincinnati advances.  Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including securities issued by U.S. government agencies, a mortgage-backed securities mutual fund and residential mortgage-backed securities issued by government-sponsored entities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, certificates of deposit, and Federal Home Loan Bank of Cincinnati advances.  Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of service charges on deposit accounts and other income, gains or losses on the sale of available for sale securities and other-than-temporary impairment losses on securities.  Non-interest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, legal, accounting and exam fees and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Other than our loans for the construction of one- to four-family properties, we do not offer “interest only” mortgage loans (where the borrower pays only interest for an initial period, after which the loan converts to a fully amortizing loan) on one- to four-family residential properties. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan.  We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (generally defined as loans having less than full documentation).

All of our residential mortgage-backed securities have been issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, all of which are U.S. government-sponsored entities.  These agencies guarantee the payment of principal and interest on our residential mortgage-backed securities.  We do not own any preferred stock issued by Fannie Mae or Freddie Mac.  We also do not own any trust preferred securities.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on income or on the carrying value of certain assets, to be critical accounting policies.  We consider the following to be our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected.  Commercial and non-residential real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Retirement Plans.  Amounts reported for the pension obligation require management to use estimates that may be subject to significant change in the near term.  These estimates are based on projection of the weighted average discount rate, rate of increase in future compensation levels, and weighted average expected long-term rate of return on pension assets.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy.  Highlights of our current business strategy include the following:

•
Continue to Focus on Residential Lending.  We have been and will continue to be primarily a one- to four-family residential mortgage lender for borrowers in our market area.  As of June 30, 2010, $27.6 million, or 74.8%, of our total loan portfolio consisted of one- to four-family residential mortgage loans (including home equity loans).  Although we have historically retained in our portfolio all loans that we originate, we will consider in the future whether to hold our originated mortgage loans for investment or to sell the loans to investors, choosing the strategy that we believe is most advantageous to us from a profitability and risk management standpoint.

•
Increase Non-residential Real Estate Lending.  While we will continue to emphasize one- to four-family residential mortgage loans, we also intend to continue to increase our originations of non-residential real estate loans in order to increase the yield of, and reduce the term of, our total loan portfolio.  We originated $2.6 million of non-residential real estate during the year ended June 30, 2010.  At June 30, 2010, $7.2 million, or 19.7%, of our total loan portfolio consisted of non-residential real estate loans.

•
Manage Interest Rate Risk While Maintaining or Enhancing to the Extent Practicable our Net Interest Margin.  Subject to market conditions, we have sought to enhance net interest income by emphasizing controls on the cost of funds rather than attempting to maximize asset yields, as loans with high yields often involve greater credit risk or may be repaid during periods of decreasing market interest rates.

•
Build or Acquire a Larger Home Office Location and Provide Banking Relationships to a Larger Base of Customers. We were established in 1887 and have been operating continuously in Darke County since that time. Our share of FDIC-insured deposits in Darke County as of June 30, 2009 (the latest date for which such information is available) was 2.7%. We will seek to expand our customer base by building a new, larger home office in Versailles to replace our existing location, which will facilitate on-site parking, drive-through windows and ATMs.  In this way, we can offer our products and services to the new base of customers, by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•
Offer New Deposit Products.  Over the course of the next several years, we anticipate expanding our menu of products to include money market deposit accounts and checking accounts.  These products will provide a lower cost funding source and a new source of non-interest income.

•
Maintain Strong Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets totaled $250,000 or 0.55% of total assets at June 30, 2010.  Our total nonperforming loans to total loans ratio was 0.24% at June 30, 2010.

Comparison of Financial Condition at June 30, 2010 and June 30, 2009

General.  Our total assets increased $4.4 million, or 10.9%, to $45.2 million at June 30, 2010 from $40.8 million at June 30, 2009.  The increase was primarily due to an increase in net loans of $2.3 million, or 6.7%, to $36.7 million at June 30, 2010 from $34.4 million at June 30, 2009 and an increase in cash and cash equivalents of $2.4 million, or 94.2%, to $4.9 million at June 30, 2010 from $2.5 million at June 30, 2009.  The increase of cash and cash equivalents was primarily the result of the completion of our stock offering on January 8, 2010.

Loans.  The increase in net loans reflected continued demand for loans in our market area in a low interest rate environment.  The largest growth in our loan portfolio during the year ended June 30, 2010 was in non-residential real estate, which increased $1.4 million, or 24.1%, to $7.2 million at June 30, 2010 from $5.8 million at June 30, 2009.  Non-residential real estate loans help us manage interest rate risk as these types of loans have a higher yield and shorter term than one- to four-family residential mortgage loans, but carry a greater credit risk since they are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  One- to four-family residential real estate loans increased $0.6 million, or 2.2%, to $27.6 million at June 30, 2010 from $27.0 million at June 30, 2009.

Investments.  Investment securities decreased $0.4 million, or 20.3%, to $1.6 million at June 30, 2010 from $2.0 million at June 30, 2009, as satisfactory yields were not available in the current low interest rate environment.  Net pay-downs in government sponsored mortgage-backed securities represented $0.2 million of the decrease and the maturity of an available for sale security in the amount of $0.2 million accounted for the remaining decrease.

Cash and Cash Equivalents.  Cash and cash equivalents increased $2.4 million, or 94.2%, to $4.9 million at June 30, 2010 from $2.5 million at June 30, 2009.  The initial sale of stock net of conversion costs generated $3.5 million.  Cash and cash equivalents was augmented by the decrease in investment securities, offset by the funding of new loans.  Some of the money was invested in short-term funds to maximize liquidity.

Premises and equipment.  In January 2010, the Company completed the acquisition of five acres of land for $150,000 on the edge of Versailles, Ohio.  The Company plans to build a new home office offering expanded services and more convenient access for customers.

Other real estate owned.  Other real estate owned increased to $160,000 at June 30, 2010 from $0 at June 30, 2009.  During the year, the foreclosure process was initiated on two loans that were not performing.  A one- to four-family residential property was acquired through deed-in-lieu of foreclosure in January, 2010 and recorded as real estate owned at $40,000 with a charge-off of $14,000 made to the allowance for loan losses.  The other loan was on a multi-family property acquired through foreclosure in April, 2010 and recorded as real estate owned at $120,000 with a charge-off of $79,000 made to the allowance for loan losses.

Deposits.  Deposits increased $1.3 million, or 5.5%, to $25.9 million at June 30, 2010 from $24.6 million at June 30, 2009.  The increase in deposits was due to an increase in certificates of deposits to $17.8 million at June 30, 2010 from $17.1 million at June 30, 2009 as well as an increase in regular savings to $8.1 million at June 30, 2010 from $7.5 million at June 30, 2009.  Some investors shifted funds to deposit products from equity-based investments, given the continued volatility in the stock markets during the year.  The increase in deposits was used to fund new loans.  We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2010.

Borrowings.  The outstanding balance of Federal Home Loan Bank of Cincinnati advances remained unchanged at $7.5 million at June 30, 2010 and at June 30, 2009.  During the year there were two new fixed rate term advances of $1.0 million each with interest rates of 2.89% and 3.36%, due September, 2014 and March 2017, respectively.  These advances were offset by the repayment of two $1.0 million advances, one with an interest rate of 4.58% that matured March, 2010 and one with an interest rate of 6.55% that matured in June, 2010.  In keeping with our efforts to manage our exposure to changes in interest rates, our borrowings from the Federal Home Loan Bank of Cincinnati at June 30, 2010 consisted of advances with laddered terms of up to seven years.

Equity.  Total equity increased to $10.6 million at June 30, 2010 from $7.4 million at June 30, 2009.  The $3.2 million increase in equity resulted from the initial sale of stock net of conversion costs of $3.5 million offset by $0.3 million in unearned employee stock ownership plan shares.

Comparison of Operating Results for the Years Ended June 30, 2010 and June 30, 2009

General.  Net income increased $28,000, or 19.6%, to $166,000 for the year ended June 30, 2010 from $138,000 for the year ended June 30, 2009.  The increase primarily reflected lower interest expenses, the absence of other-than-temporary impairment charges, and lower provision for loan losses, offset by an increase in non-interest expenses and in federal income taxes.

Interest Income.  Interest and dividend income remained unchanged at $2.1 million for the years ended June 30, 2010 and June 30, 2009.  Average interest-earning assets increased $2.6 million, or 6.8%, to $41.0 million for the year ended June 30, 2010 from $38.4 million for the year ended June 30, 2009, offset by a decrease in the average yield on interest-earning assets to 5.01% for the year ended June 30, 2010 from 5.35% for the year ended June 30, 2009.

Interest income on loans remained unchanged at $1.9 million for the years ended June 30, 2010 and June 30, 2009.  The increase in the average balance of loans to $35.9 million from $32.8 million was offset by lower average yields on such balances, to 5.43% in fiscal 2010 from 5.74% in fiscal 2009.  The lower yields reflect the continued low interest rate environment.

Interest income on investment securities decreased to $61,000 for the year ended June 30, 2010 from $113,000 for the year ended June 30, 2009, reflecting a decrease in the average balance of such securities to $1.8 million in 2010 from $2.6 million in 2009, as well as a decrease in the average yield on available for sale securities to 3.17% from 4.04% and a decrease in the average yield on held to maturity securities to 3.69% from 4.34%.

Interest Expense.  Interest expense decreased $174,000, or 18.6%, to $757,000 for the year ended June 30, 2010 from $931,000 for the year ended June 30, 2009.  The decrease reflected a decrease in the average rate paid on deposits, including certificates of deposit, and Federal Home Loan Bank borrowings in 2010 compared to 2009, which more than offset the increases in the average balance of savings deposits and borrowings.

Interest expense on certificates of deposit decreased to $363,000 for the year ended June 30, 2010 from $563,000 for the year ended June 30, 2009.  This was primarily due to a decrease in the average cost of such certificates to 2.13% in fiscal 2010 from 3.25% in fiscal 2009 and a decrease in the average balance of such certificates to $17.1 million for the year ended June 30, 2010 from $17.3 million for the year ended June 30, 2009.  The decrease in the average cost of our certificates of deposit is due to the low interest rate environment.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, increased $30,000, or 8.5%, to $384,000 for the year ended June 30, 2010 from $354,000 for the year ended June 30, 2009.  This was the result of an increase in the average balances of such borrowings to $8.3 million for the year ended June 30, 2010, from $6.8 million for the year ended June 30, 2009 which was partially offset by a decrease in the weighted average rate paid on such borrowings to 4.66% for the year ended June 30, 2010 from 5.25% for the year ended June 30, 2009.

Net Interest Income.  Net interest income increased to $1.3 million for the year ended June 30, 2010 from $1.1 million for the year ended June 30, 2009.  This reflected an increase in our interest rate spread to 2.70% from 2.35%, and a slight increase in the ratio of our average interest earning assets to average interest bearing liabilities to 124.90% from 123.80%.  Our net interest margin increased to 3.16% from 2.93%.

Provision for Loan Losses.  We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loans losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance.

We recorded a provision for loan losses of $20,000 for the year ended June 30, 2010 compared to $110,000 for the year ended June 30, 2009.  The decrease in the provision in 2010 compared to 2009 was due to the general stabilization of local economic conditions, including a decrease in the unemployment rate for Darke County to 10.3% at June 30, 2010 from 11.7% at June 30, 2009.  The provision also decreased due to lower specific allocations on impaired loans at June 30, 2010 compared to June 30, 2009.  We recorded net charge offs of $94,000 for the year ended June 30, 2010 compared to charge-offs of $12,000 for the year ended June 30, 2009.  Of the net charge-offs recorded in 2010, $79,000 related to an impaired loan relationship which had a $79,000 specific allowance allocation at June 30, 2009.  The allowance for loan losses was $191,000, or 0.52% of total loans at June 30, 2010 compared to $264,000, or 0.76% of total loans at June 30, 2009.  Total nonperforming loans were $90,000 at June 30, 2010 compared to $265,000 at June 30, 2009.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all probable incurred credit losses for the years ended June 30, 2010 and 2009.

Noninterest Income.  Our noninterest income increased to $13,000 for the year ended June 30, 2010 from ($49,000) for the year ended June 30, 2009.  The increase in noninterest income was attributable to the absence of an impairment charge for other-than-temporary decline in the fair value of a mutual fund during 2010 compared to an impairment charge of $52,000 for 2009.  During 2010, we recognized $8,000 in income from the operation of real estate owned, compared to no real estate owned or income for 2009.

Noninterest Expense.  Noninterest expense increased $279,000, or 36.6%, to $1.04 million for the year ended June 30, 2010 from $761,000 for the year ended June 30, 2009.  The increase was due to increased salaries and employee benefits expense to $515,000 for the year ended June 30, 2010 from $329,000 for the year ended June 30, 2009.  The number of full time equivalent employees increased to eight in the 2010 period from seven in the 2009 period.  Compensation expense increased $88,000 due to the hiring of an additional teller and a full year of compensation expense for a senior lender who was hired in March of 2009.  Employee benefit expense increased commensurate with our increase in full time equivalent employees, and we experienced normal salary increases.  As a result of expenses associated with compliance with the federal securities laws, our legal, accounting and examination expense increased $67,000, or 76.8%, to $155,000 for the year ended June 30, 2010 from $88,000 for the year ended June 30, 2009.  With the transfer of assets to real estate owned, the Company incurred $20,000 in expense related to real estate owned in 2010 compared to no expense or real estate owned in 2009.  In addition, our non-interest expense is likely to increase if we begin to offer transaction accounts.  Finally, occupancy and office costs are also expected to increase with our new larger home office under consideration.

Income Tax Expense.  The provision for income taxes was $83,000 for the year ended June 30, 2010 compared to $69,000 for the year ended June 30, 2009, reflecting an increase in pretax income.  Our effective tax rate was 33.34% for the year ended June 30, 2010 compared to 33.17% for the year ended June 30, 2009.  The increase in our effective tax rate for 2010 was primarily attributable to the level of tax exempt interest income in comparison to pre-tax income.

Comprehensive Income. The components of other comprehensive income (loss) include unrealized holding gains and losses on available for sale securities, unrealized losses on defined benefit pension plan, the amortization of unrecognized net loss for the defined benefit pension plan, and the amortization of prior service cost for both the defined benefit pension plan and the supplemental retirement plans.  Other comprehensive income increased due to a smaller after-tax loss of $90,000 for the year ended June 30, 2010 compared to a loss of $155,000 for the year ended June 30, 2009.  The increase reflected the loss in value of the defined benefit pension plan, which had unrealized losses of $184,000 for the year ended June 30, 2010, compared to unrealized losses of $257,000 for the year ended June 30, 2009.  The increase in the unrealized loss on the defined benefit pension plan was due to actual investment return on plan assets being significantly less than the expected return on plan assets for the year.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

			For the year ended June 30,
	At June 30, 2010		2010			2009
	Actual Balance	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$36,723	5.48%	$35,863	$1,947	5.43%	$32,809	$1,884	5.74%
Investment securities available for sale	708	2.56%	776	24	3.17%	1,161	48	4.04%
Investment securities held to maturity	903	3.67%	993	37	3.69%	1,485	65	4.34%
FHLB stock	398	4.50%	392	18	4.59%	388	19	4.82%
Other interest-earning assets	4,175	0.50%	3,007	27	0.90%	2,579	42	1.64%
Total interest-earning assets	42,907	4.91%	41,031	2,053	5.01%	38,422	2,058	5.35%

Noninterest-earning assets	2,308		2,286			1,108
Total assets	$45,215		$43,317			$39,530

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$8,145	0.14%	$7,509	$10	0.13%	$7,030	$14	0.20%
Certificates of deposit	17,792	1.92%	17,081	363	2.13%	17,282	563	3.25%
Total interest-bearing deposits	25,937	1.30%	24,590	373	1.52%	24,312	577	2.37%

FHLB advances	7,500	4.26%	8,250	384	4.66%	6,750	354	5.25%
Total interest-bearing liabilities	33,437	1.94%	32,840	757	2.31%	31,062	931	3.00%

Other noninterest-bearing liabilities	1,194		1,427			970
Total liabilities	34,631		34,267			32,032

Total shareholders’ equity	10,584		9,050			7,498
Total liabilities and equity	$45,215		$43,317			$39,530

Net interest income	$1,295			$1,295			$1,127
Interest rate spread					2.70%			2.35%
Net interest margin					3.16%			2.93%
Average interest-earning assets to average
interest-bearing liabilities			124.90%			123.80%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

2010 Compared to 2009	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$169	$(106)	$63
Investment securities available for sale	(15)	(9)	(24)
Investment securities held to maturity	(19)	(9)	(28)
FHLB stock	0	(1)	(1)
Other interest-earning assets	6	(21)	(15)
Total	141	(146)	(5)

Interest expense:
Savings deposits	1	(5)	(4)
Certificates of deposit	(7)	(193)	(200)
FHLB advances	73	(42)	31
Total	67	(240)	(173)
Increase in net interest income	$74	$94	$168

Management of Market Risk

Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates.  Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates.  Our Board of Directors is responsible for the review and oversight of our asset/liability strategies.  The Asset/Liability Committee of the Board of Directors meets quarterly and is charged with developing an asset/liability management plan.  Our Board of Directors has also established an Asset/Liability Management Committee consisting of senior management.  This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Among the techniques we are currently using to manage interest rate risk are: (i) maintaining a portfolio of adjustable-rate one- to four-family residential loans; (ii) increasing our origination of non-residential real estate loans as they generally reprice more quickly than residential mortgage loans; (iii) reducing the interest rate sensitivity of our liabilities by using fixed-rate certificates of deposit and fixed-rate Federal Home Loan Bank advances with laddered terms; and (iv) maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities.

While these strategies have helped us to manage our interest rate exposure, they do pose risks.  For example, the annual interest rate caps and prepayment options embedded in adjustable-rate one- to four-family residential loans, which allow for early repayment at the borrower’s discretion, may result in prepayment before the loan reaches the fully indexed rate.  Conversely, in a falling interest rate environment, borrowers may refinance to fixed rate loans to lock in the then lower rates.  In addition, multi-family and non-residential real estate lending generally presents higher credit risks than residential one- to four-family lending.

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates.  We have utilized the Office of Thrift Supervision net portfolio value (“NPV”) model to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve.  The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV.  Set forth below is an analysis of the changes to the economic value of our equity that would occur to our NPV as of June 30, 2010 in the event of designated changes in the United States treasury yield curve.  At June 30, 2010, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

		Net Portfolio Value (Dollars in thousands)			NPV as % of PV of Assets
Change in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	8,564	(2,590)	(23%)	19.21%	(398	) bp
+200	bp	9,581	(1,573)	(14%)	20.88%	(231	) bp
+100	bp	10,502	(653)	(6%)	22.29%	(90	) bp
+50	bp	10,879	(276)	(2%)	22.83%	(36	) bp
0	bp	11,155	—	—	23.19%	—
-50	bp	11,368	213	2%	23.45%	26	bp
-100	bp	11,582	427	4%	23.74%	54	bp

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  The table also assumes that the credit risk of the underlying assets does not change with changes in interest rates.  Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $134,000 for the year ended June 30, 2010 and $420,000 for the year ended June 30, 2009.  Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of land for a new home office, offset by principal collections on loans, and proceeds from maturation and sales of securities. Net cash flows from investing activities were $(1.9 million) for the year ended June 30, 2010 and ($3.0 million) for the year ended June 30, 2009.  Net cash provided by financing activities consisted of activity in deposits and the net proceeds from our stock offering in January 2010.  Net cash flows from financing activities were $4.1 million for the year ended June 30, 2010 and $1.6 million for the year ended June 30, 2009.  The changes in net cash flows provided by financing activities for 2009 were primarily due to the increase in deposits and net increase in advances from the Federal Home Loan Bank of Cincinnati.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2010 and June 30, 2009, cash and short-term investments totaled $4.9 million and $2.5 million, respectively.  We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At June 30, 2010 and June 30, 2009, we had outstanding commitments to originate loans of $436,000 and $536,000, respectively, and unfunded commitments under lines of credit and standby letters of credit of $7,500 and $38,900, respectively.  We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows.  Certificates of deposit scheduled to mature in one year or less from June 30, 2010 totaled $9.8 million. Management believes, based on past experience, a significant portion of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2010, we had $7.5 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $9.0 million.

We are subject to various regulatory capital requirements. At June 30, 2010, we were in compliance with all applicable capital requirements. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 of the Notes to our Consolidated Financial Statements.  The following table sets forth our capital ratios and the regulatory requirements at the dates indicated.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2010:
Total capital (to risk-weighted assets)	$9,570	35.5%	$2,694	10.0%
Tier I (core) capital (to risk-weighted assets)	9,380	34.8	1,616	6.0
Tier I (core) capital (to adjusted total assets)	9,380	20.6	2,280	5.0
Tangible capital (to adjusted total assets)	9,380	20.6		N/A

June 30, 2009:
Total capital (to risk-weighted assets)	8,053	32.7%	$2,465	10.0%
Tier I (core) capital (to risk-weighted assets)	7,789	31.6	1,479	6.0
Tier I (core) capital (to adjusted total assets)	7,789	18.9	2,060	5.0
Tangible capital (to adjusted total assets)	7,789	18.9		N/A

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 11 of the Notes to our Financial Statements.

For fiscal year 2010 and 2009, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

Recently Issued but not yet Effective Accounting Pronouncements

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  This guidance must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance.  Management is still evaluating the impact of this accounting standard but does not believe its impact will be material to our financial statements.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  Additional disclosures about an enterprise’s involvement in variable interest entities are also required.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Early adoption is prohibited.  Management is still evaluating the impact of this accounting standard but does not believe its impact will be material to our financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20 to Receivables (ASC 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU adds new disclosures designed to enhance the transparency of an entity’s allowance for loan and lease losses (ALLL), and the credit quality of its financing receivables, and to increase the understanding of an entity’s credit risk exposure and adequacy of the ALLL.  The required disclosures will include the nature of the credit risk inherent in the loan portfolio, how the risk is analyzed and assessed to determine the ALLL, and the changes and reasons for those changes in the ALLL.  These disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  We will include these disclosures in the notes to the consolidated financial statements upon adoption of this ASU.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP.  U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required, as the Company is a smaller reporting company.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
VERSAILLES FINANCIAL CORPORATION

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Versailles Financial Corporation
Versailles, Ohio

We have audited the accompanying consolidated balance sheets of Versailles Financial Corporation as of June 30, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versailles Financial Corporation as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP
Columbus, Ohio
September 28, 2010

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and 2009

	2010	2009
ASSETS
Cash and due from financial institutions	$1,672,815	$1,708,727
Overnight deposits	3,200,000	800,000
Total cash and cash equivalents	4,872,815	2,508,727
Interest-bearing time deposits in other financial institutions	486,000	824,000
Securities available for sale	707,569	897,284
Securities held to maturity (fair value of $946,110 and
$1,146,079 at June 30, 2010 and 2009)	903,485	1,124,330
Federal Home Loan Bank stock	397,500	389,200
Loans, net of allowance of $190,817 and $264,451	36,722,899	34,428,366
Other real estate owned	160,000	-
Premises and equipment, net	174,645	25,795
Accrued interest receivable	134,889	130,850
Other assets	655,513	459,595

Total assets	$45,215,315	$40,788,147

LIABILITIES
Savings accounts	$8,144,648	$7,468,357
Certificates of deposit	17,792,043	17,116,786
Total deposits	25,936,691	24,585,143
Federal Home Loan Bank advances	7,500,000	7,500,000
Other liabilities	1,194,307	1,324,363
Total liabilities	34,630,998	33,409,506

Commitments and Contingencies (Note 11)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.01 par value, 10,000,000 shares authorized,
427,504 shares issued	4,275	-
Additional paid-in capital	3,813,656	-
Retained earnings	7,954,578	7,789,031
Treasury stock, 35,460 shares, at cost	(354,600)	-
Unearned employee stock ownership plan shares	(333,450)	-
Accumulated other comprehensive loss	(500,142)	(410,390)
Total shareholders’ equity	10,584,317	7,378,641

Total liabilities and shareholders’ equity	$45,215,315	$40,788,147

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended June 30, 2010 and 2009

	2010	2009
Interest and dividend income
Loans, including fees	$1,947,002		$1,884,311
Securities available for sale	24,116		48,186
Securities held to maturity	36,614		64,481
FHLB dividends	18,004		18,731
Deposits with banks	27,153		42,243
Total interest and dividend income	2,052,889		2,057,952

Interest expense
Deposits	372,990		576,598
Federal Home Loan Bank advances	384,410		354,157
Total interest expense	757,400		930,755

Net interest income	1,295,489		1,127,197

Provision for loan losses	20,000		110,000

Net interest income after provision for loan losses	1,275,489		1,017,197

Noninterest income
Other income	12,963		5,478
Gain/(loss) on sale of available for sale securities	-		(2,289)
Other than temporary impairment loss on securities	-		(51,883)
Total noninterest income	12,963		(48,694)

Noninterest expense
Salaries and employee benefits	514,537		329,003
Occupancy and equipment	37,551		35,497
Directors’ fees	62,900		63,075
Data processing	64,632		68,967
Franchise taxes	84,584		86,413
Legal, accounting and exam fees	155,308		87,838
Federal deposit insurance	24,732		22,516
Other	95,870		68,092
Total noninterest expense	1,040,114		761,401

Income before income taxes	248,338		207,102
Income tax expense	82,791		68,698
Net income	$165,547		$138,404

Basic and diluted earnings per common share (1)	$0.18	$	N/A
__________________________
(1) Computed based on net income of the Company from the closing of the stock offering on January 8, 2010 through June 30, 2010.

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended June 30, 2010 and 2009

	2010	2009

Net income	$165,547	$138,404

Other comprehensive income (loss):
Unrealized holding gains (losses) on
available for sale securities	10,255	(56,324)
Reclassification adjustments for (gains) losses later
recognized in income	-	54,172
Net unrealized gains (losses) on
available for sale securities	10,255	(2,152)
Tax effect	(3,487)	732
Net of tax amount	6,768	(1,420)

Unrealized losses on defined benefit pension plan	(184,403)	(257,495)
Amortization of unrecognized net loss for defined
benefit pension plan	24,220	11,529
Amortization of prior service cost for defined
benefit pension plan	2,898	2,898
Amortization of prior service cost for supplemental
retirement plan	11,042	11,042
Net unrealized gains (losses) on defined benefit
pension and supplemental retirement plans	(146,243)	(232,026)
Tax effect	49,723	78,888
Net of tax amount	(96,520)	(153,138)

Other comprehensive income (loss)	(89,752)	(154,558)

Comprehensive income (loss)	$75,795	$(16,154)

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended June 30, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2008	$-	$-	$7,650,627	$-	$-	$(255,832)	$7,394,795

Net income for the year ended
June 30, 2009	-	-	138,404	-	-	-	138,404

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $732	-	-	-	-	-	(1,420)	(1,420)

Change in net unrealized loss of defined
benefit pension plan, net of amortization
for unrealized losses and prior service
cost of $14,427 and tax effects
of $82,642	-	-	-	-	-	(160,426)	(160,426)

Amortization of prior service cost for
supplemental retirement plan, net of tax
effects of $3,754	-	-	-	-	-	7,288	7,288

Balance at June 30, 2009	$-	$-	$7,789,031	$-	$-	$(410,390)	$7,378,641

(Continued)

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended June 30, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance, July 1, 2009	$-	$-	$7,789,031	$-	$-	$(410,390)	$7,378,641

Net income for the year ended
June 30, 2010	-	-	165,547	-	-	-	165,547

Sale of 427,504 shares of $.01 par
common stock, net of conversion
costs of $811,709	4,275	3,459,056	-	-	-	-	3,463,331

34,200 shares purchased by employee
stock ownership plan	-	-	-	-	(342,000)	-	(342,000)

Commitment to release 855 employee stock
ownership plan shares	-	-	-	-	8,550	-	8,550

35,460 shares purchased for the supplemental
retirement and deferred compensation plans
and held in Rabbi Trust	-	354,600	-	(354,600)	-	-	-

Change in net unrealized gain
on securities available for sale,
net of tax effects of $3,487	-	-	-	-	-	6,768	6,768

Change in net unrealized loss of defined
benefit pension plan, net of amortization
for unrealized losses and prior service
cost of $27,118 and tax effects of $53,477	-	-	-	-	-	(103,808)	(103,808)

Amortization of prior service cost for
supplemental retirement plan, net of tax
effects of $3,754	-	-	-	-	-	7,288	7,288

Balance, June 30, 2010	$4,275	$3,813,656	$7,954,578	$(354,600)	$(333,450)	$(500,142)	$10,584,317

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net income	$165,547	$138,404
Adjustments to reconcile net income to net cash provided
from operating activities
Provision for loan losses	20,000	110,000
Depreciation on premises and equipment	7,640	7,818
Net discount accretion on securities
and interest bearing time deposits	231	(1,014)
FHLB stock dividends	-	(5,100)
Loss (gain) on sale or disposal of premises and equipment	208	-
Loss on sale of securities	-	2,289
Compensation expense related to ESOP	8,550	-
Other than temporary impairment loss on securities	-	51,883
Deferred taxes	(6,997)	(92,223)
Change in:
Deferred loan costs	7,120	10,316
Accrued interest receivable	(4,039)	48,375
Other assets	(142,685)	29,711
Other liabilities	78,301	120,025
Net cash from operating activities	133,876	420,484

Cash flows from investing activities
Purchase of interest bearing time deposits	-	(1,324,000)
Maturities of interest bearing time deposits	338,000	599,000
Purchase of available for sale securities	-	(1,000,000)
Purchase of securities held to maturity	-	(483,489)
Purchase of FHLB stock	(8,300)	-
Maturities, repayments and calls of securities available for sale	200,000	1,000,000
Maturities, repayments and calls of securities held to maturity	220,584	1,234,400
Proceeds from sales of securities available for sale	-	250,000
Loan originations and payments, net	(2,481,653)	(3,279,650)
Property and equipment purchases	(156,698)	(4,044)
Net cash from investing activities	(1,888,067)	(3,007,783)

Cash flows from financing activities
Net change in deposits	1,351,548	1,078,542
Proceeds from issuance of common stock, net of conversion costs	3,108,731	-
Cash provided to ESOP	(342,000)	-
Proceeds from Federal Home Loan Bank advances	2,000,000	1,000,000
Repayments of Federal Home Loan Bank advances	(2,000,000)	(500,000)
Net cash from financing activities	4,118,279	1,578,542

Net change in cash and cash equivalents	2,364,088	(1,008,757)
Cash and cash equivalents at beginning of year	2,508,727	3,517,484

Cash and cash equivalents at end of year	$4,872,815	$2,508,727
Cash paid during the year for
Interest	$771,046	$947,618
Income taxes	171,655	124,000

Supplemental noncash disclosures
Transfer from loans to real estate owned	$160,000	$-
Issuance of shares to Rabbi Trust to settle obligation under
deferred compensation and supplemental retirement plans	354,600	-

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of Versailles Financial Corporation (“Versailles”) and its wholly owned subsidiary, Versailles Savings and Loan Company (“Association”).  Versailles and its subsidiary are collectively referred to as the (“Company”).  All material intercompany transactions have been eliminated.

Nature of Operations:  Versailles is a thrift holding company incorporated under the laws of the state of Maryland that owns all the outstanding shares of common stock of the Association.  The Association is an Ohio chartered savings and loan company engaged primarily in the business of making residential mortgage loans and accepting passbook savings, statement savings and time deposits.  Its operations are conducted through its only office located in Versailles, Ohio.  Accordingly, all of its operations are reported in one segment, banking.  The Company primarily grants one- to four-family residential loans to customers located in Darke and the western half of Shelby counties.  This area is strongly influenced by agriculture, but there is also a substantial manufacturing base.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates:  To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses and fair values of certain financial instruments are particularly subject to change.

Cash Flows:  Cash and cash equivalents include cash and due from financial institutions and overnight deposits.  Net cash flows are reported for customer loan and deposit transactions and advances from the Federal Home Loan Bank with original maturities of 90 days or less.

Interest-bearing Deposits in Other Financial Institutions:  Interest-bearing deposits in other financial institutions have original maturities of greater than 90 days and are carried at cost. Scheduled maturities of interest-bearing time deposits in other financial institutions were as follows.

Year ended June 30,	2011	$194,000
	2012	194,000
	2013	-
	2014	98,000

		$486,000

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities:  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premiums and discounts.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Realized gains or losses are recorded on the trade date and determined based on the amortized cost of the security sold.

Securities are reviewed at least quarterly for indicators of other-than-temporary impairment.  This determination requires significant judgment.  In estimating other-than-temporary impairment, management evaluates: the length of time and extent the fair value has been less than cost, the expected cash flows of the security and the financial condition and near term prospects of the issuer.  For securities that are considered to be other-than-temporarily impaired, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) Other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) Other-than-temporary impairment related to other factors, which is recognized in other comprehensive income or loss.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Federal Home Loan Bank (FHLB) Stock:  The Association is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, plus net deferred loan costs less the allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method over the contractual terms of the loan.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans,  for which the terms have been modified in a manner representing a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment:  Premises and equipment are reported at cost less accumulated depreciation.  Depreciation is computed on both the straight-line and accelerated methods over the estimated useful lives of the assets.  Building and improvements have useful lives ranging

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from five to 39 years.  Furniture and equipment have useful lives ranging from three to seven years.  Depreciation expense for the years ended June 30, 2010 and 2009 was $7,640 and $7,818.

These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.  Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  The Company had no potential common shares issuable under stock options or other agreements for the periods presented.

As more fully discussed in Note 16, the Association converted from mutual to stock ownership with the concurrent formation of a holding company.  Accordingly, earnings per share for the fiscal year was computed based on net income of the Company from the closing of the stock offering on January 8, 2010 through June 30, 2010 which totaled $71,686.  No earnings per share is shown for the fiscal year ended June 30, 2009, as prior to January 8, 2010, the Association was a mutual company.  The weighted average number of shares outstanding for basic earnings per common share was 393,732 for the period ended June 30, 2010.

The Company established a Rabbi Trust and participants in the Association’s deferred compensation and supplemental retirement plans could elect to use all or some of the amounts in their accounts to purchase shares in the Company’s mutual to stock conversion.  These shares are held in the trust and the obligation under the deferred compensation and supplemental retirement plans will be settled with these shares.  As such, the shares are carried as treasury stock in the consolidated balance sheet and the shares are considered outstanding for the purpose of calculating earnings per share.

Employee Stock Ownership Plan:  The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.  Because the Company is not traded on an established market in accordance with the Internal Revenue Code, participants may exercise a put option and require the Company to repurchase their ESOP shares upon termination.  As a result, an amount of equity equal to the fair value of the allocated shares will be reclassified out of shareholders’ equity.  As of June 30, 2010 there are no allocated shares related to the ESOP

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

plan.  Compensation expense related to the plan was $8,550 for the fiscal year ended June 30, 2010.

Retirement Plans:  Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized.  Employee 401(k) and profit sharing plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Advertising Costs:  Advertising costs are generally expensed as incurred.  Advertising expense included in other noninterest expense totaled $8,736 and $10,281 for the years ending June 30, 2010 and 2009.

Income Taxes:  Income tax expense is the total of the current year income due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of July 1, 2009.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes the net of tax impact of unrealized gains and losses on securities available for sale and changes in the funded status of the defined benefit pension and supplemental retirement plans, which are also recognized as separate components of equity.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications:  Some items in prior financial statements have been reclassified to conform to the current presentation.

Adoption of New Accounting Standards:  In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  The Codification has become the source of authoritative U.S. non-governmental entities.  Rules and interpretive releases of the SEC under authority of Codification supersedes all existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have any material impact on the Company’s financial position and results of operations.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20 to Receivables (ASC 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU adds new disclosures designed to enhance the transparency of an entity’s allowance for loan and lease losses (ALLL), and the credit quality of its financing receivables, and to increase the understanding of an entity’s credit risk exposure and adequacy of the ALLL.  The required disclosures will include the nature of the credit risk inherent in the loan portfolio, how the risk is analyzed and assessed to determine the ALLL, and the changes and reasons for those changes in the ALLL.  These disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company will include these disclosures in the notes to the consolidated financial statements upon adoption of this ASU.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	2010
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$13,535	$-	$707,569

	2009
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$199,970	$3,280	$-	$203,250
AMF Short US Government
Fund	694,034	-	-	694,034

	$894,004	$3,280	$-	$897,284

Sales of available for sale securities were as follows.

	2010	2009

Proceeds	$-	$250,000
Gross gains	-	-
Gross losses	-	2,289

During fiscal year 2009, the Company concluded the AMF Short US Government Fund was other-than-temporarily impaired due to the length of time the security had been in a continuous unrealized loss position and the magnitude that fair value was less than the Company’s cost basis. Accordingly, the impairment recorded in the income statement was $51,883 for 2009.  Amortized cost of the AMF Short US Government Fund is reported net of cumulative other-than-temporary impairment charges of $104,495 as of June 30, 2010 and 2009. The tax benefit related to the net realized losses was $17,640 for 2009.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 2 – SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	June 30, 2010
			Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities
residential mortgage-backed:
FHLMC	$405,452	$13,894	$-	$419,346
GNMA	100,754	2,758	-	103,512
FNMA	397,279	25,973	-	423,252

	$903,485	$42,625	$-	$946,110

	June 30, 2009
			Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities
residential mortgage-backed:
FHLMC	$473,862	$2,881	$-	$476,743
GNMA	137,005	2,772	-	139,777
FNMA	513,463	16,096	-	529,559

	$1,124,330	$21,749	$-	$1,146,079

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 2 – SECURITIES (Continued)

The amortized cost and fair value of securities at year-end 2010 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily government sponsored entities mortgage-backed and mutual fund securities are shown separately.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Government sponsored entities
mortgage-backed	$-	$-	$903,485	$946,110
AMF Short US Government
Fund	694,034	707,569	-	-

	$694,034	$707,569	$903,485	$946,110

There were no securities with unrealized losses as of June 30, 2010 and June 30, 2009.

NOTE 3 - LOANS

Loans at year-end were as follows:

	2010	2009

Mortgage loans (principally conventional):
1-4 family real estate	$27,555,970	$26,967,666
Multi-family	188,607	326,366
Construction	171,391	1,497
Nonresidential real estate	7,254,207	5,845,927
	35,170,175	33,141,456
Deferred loan costs	54,927	62,047
Total mortgage loans	35,225,102	33,203,503

Commercial loans	473,419	355,743
Consumer loans:
Loans on deposits	93,024	61,969
Other consumer loans	1,122,171	1,071,602
Total consumer loans	1,215,195	1,133,571
Allowance for loan losses	(190,817)	(264,451)

	$36,722,899	$34,428,366

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 3 - LOANS (Continued)

Loans to principal officers, directors, and their affiliates during fiscal 2010 were as follows.

2010

Beginning balance	$90,678
Effect of changes in the composition
of related parties	152,412
Repayments	(25,772)

Ending balance	$217,318

Activity in the allowance for loan losses was as follows.

	2010	2009

Beginning balance, July 1	$264,451	$166,350
Provision for loan losses	20,000	110,000
Loans charged-off	(93,634)	(11,899)
Recoveries	-	-

Ending balance, June 30	$190,817	$264,451

Individually impaired loans were as follows.

	2010	2009

Year-end loans with no allocated allowance for loan losses	$90,181	$101,878
Year-end loans with allocated allowance for loan losses	-	198,952

Total	$90,181	$300,830

Amount of the allowance for loan losses allocated	$-	$78,952

	2010	2009

Average of impaired loans during the year	$244,668	$360,638
Interest income recognized during impairment	3,675	24,326
Cash-basis interest income recognized	3,675	23,194

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 3 - LOANS (Continued)

Nonperforming loans were as follows at year-end.
	2010	2009

Loans past due over 90 days still accruing interest	$-	$-
Nonaccrual loans	90,181	265,368

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2010	2009

Land	$153,328	$2,900
Building and improvements	230,700	230,700
Furniture and equipment	156,590	171,147
Total	540,618	404,747
Accumulated depreciation	(365,973)	(378,952)

	$174,645	$25,795

NOTE 5 – ACCRUED INTEREST RECEIVABLE

Accrued interest receivable was as follows.
	2010	2009

Loans	$125,270	$114,690
Securities	3,741	9,035
Interest bearing deposits, fed funds sold and other	5,878	7,125

	$134,889	$130,850

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 6 - DEPOSITS

Deposits from principal officers, directors, and their affiliates at June 30, 2010 and 2009 were $463,398 and $675,247.  The aggregate amount of certificates of deposit accounts with balances greater than $100,000 at year-end 2010 and 2009 was $2,333,004 and $1,509,741.  Prior to October 2, 2008, deposit accounts in excess of $100,000 were not federally insured.  Thereafter, accounts in excess of $250,000 are generally not federally insured.

Interest expense on deposits was as follows.
	2010	2009

Savings	$9,607	$14,210
Time deposits	363,383	562,388

	$372,990	$576,598

Scheduled maturities of certificates of deposit were as follows.

Year ended June 30,	2011	$9,790,250
	2012	6,136,600
	2013	1,286,212
	2014	578,981

		$17,792,043

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Year-end advances from the Federal Home Loan Bank were as follows.

		2010	2009

4.58%	Fixed rate advance, due March 2010	$-	$1,000,000
2.00%	Fixed rate advance, due June 2012	1,000,000	1,000,000
2.89%	Fixed rate advance, due September 2014	1,000,000	-
3.36%	Fixed rate advance, due March 2017	1,000,000	-
6.55%	Convertible advance, next reprice date
	June 2010, due June 2010	-	1,000,000
5.93%	Convertible advance, next reprice date
	August 2010, due August 2010	500,000	500,000
6.27%	Convertible advance, next reprice date
	September 2010, due September 2010	1,000,000	1,000,000
5.79%	Convertible advance, next reprice date
	August 2010, due November 2010	1,000,000	1,000,000
4.39%	Putable advance, next call date
	August 2010, due November 2011	1,000,000	1,000,000
4.26%	Putable advance, next call date
	September 2010, due March 2014	1,000,000	1,000,000

		$7,500,000	$7,500,000

The interest rates on the convertible advances are fixed for a specified number of years, then convertible to a LIBOR-based adjustable rate at the option of the FHLB.  If the FHLB does not convert the advance to a LIBOR floating rate on the initial option date, the advance will remain at the original fixed rate until final maturity or at the next option date.  If the convertible option is exercised, the advance may be prepaid without penalty.

Putable advances are fixed rate advances which may be called quarterly by the FHLB following an initial lockout period.  If the advances are called, the Company must repay the advance.  The
FHLB will offer replacement funding at the then prevailing rate of interest for an advance product then offered by the FHLB.

Required payments over the next five years and thereafter are:

Year ended June 30,	2011	$2,500,000
	2012	2,000,000
	2013	-
	2014	1,000,000
	2015	1,000,000
	Thereafter	1,000,000
		$7,500,000

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

Advances under the borrowing agreements are collateralized by a blanket pledge of the Company’s residential mortgage loan portfolio and FHLB stock.  At June 30, 2010 and 2009, the Company had approximately $26,090,000 and $25,498,000 of qualifying first-mortgage loans and $189,000 and $128,000 of multi-family mortgage loans pledged, in addition to FHLB stock, as collateral for FHLB advances.  At June 30, 2010, based on the Association’s current FHLB stock ownership, total assets and pledgable first-mortgage and multi-family mortgage loan portfolios, the Association had the ability to obtain borrowings up to an additional $9,003,000.

NOTE 8 - INCOME TAXES

Income tax expense was as follows.

	2010	2009

Current	$89,788	$160,921
Deferred	(6,997)	(92,223)

Total	$82,791	$68,698

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following.

	2010	2009

Federal statutory rate times
financial statement income	$84,435	$70,415
Effect of:
Tax exempt interest income	(1,496)	(1,539)
Other, net	(148)	(178)

Total	$82,791	$68,698

Effective tax rate	33.34%	33.17%

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 8 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following.

	2010	2009
Deferred tax assets
Allowance for loan losses	$64,878	$89,913
Accumulated depreciation	-	1,257
Accrued compensation	280,971	259,105
Impairment loss on securities	35,528	35,528
Pension	180,717	116,329
Total deferred tax asset	562,094	502,132

Deferred tax liabilities:
Deferred loan fees and costs	(18,675)	(21,096)
FHLB stock	(75,070)	(75,070)
Accrual to cash	(23,395)	(22,966)
Accumulated depreciation	(5,235)	-
Net unrealized gains on securities
available for sale	(4,602)	(1,115)
Total deferred tax liability	(126,977)	(120,247)

Net deferred tax asset	$435,117	$381,885

The Company has not recorded a deferred tax liability of approximately $265,000 related to approximately $778,000 of cumulative special bad debt deductions arising prior to December 31, 1987, the end of the Company’s base year for purposes of calculating the bad debt deduction.  If the Company were liquidated or otherwise ceases to be a financial institution or if the tax laws were to change, this amount would be expensed.

At July 1, 2009 and June 30, 2010, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  There were no penalties or interest related to income taxes recorded in the income statement for the year ended June 30, 2010 and no amounts accrued for penalties and interest as of June 30, 2010.

The Company is subject to U.S. federal income tax.  The Company is no longer subject to examination by the federal taxing authority for years prior to 2006.  The tax years 2006-2009 remain open to examination by the U.S. taxing authority.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 9 - RETIREMENT PLANS

The Company has a funded noncontributory defined benefit pension plan that covers substantially all of its employees.  The plan provides defined benefits based on years of service and final average salary.  The Company uses June 30 as the measurement date for its pension plan.

Information about changes in obligations and plan assets of defined benefit pension plan follows:

	2010	2009
Change in benefit obligation:
Beginning benefit obligation	$918,847	$784,104
Service cost	44,063	43,834
Interest cost	52,242	55,687
Actuarial loss (gain)	203,854	69,899
Benefits paid	(29,723)	(34,677)
Ending benefit obligation	1,189,283	918,847

Change in plan assets, at fair value:
Beginning plan assets	576,704	738,635
Actual return	57,911	(175,806)
Employer contribution	52,869	48,552
Benefits paid	(29,723)	(34,677)
Ending plan assets	657,761	576,704

Funded status at end of year (plan assets less
benefit obligations)	$(531,522)	$(342,143)

Amounts recognized in accumulated other comprehensive loss at June 30 consist of the following.

	2010	2009

Net actuarial loss	$744,463	$584,280
Prior service cost	10,302	13,200

	$754,765	$597,480

The accumulated benefit obligation was $850,998 and $673,462 at the measurement date of June 30, 2010 and June 30, 2009.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 9 - RETIREMENT PLANS (Continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

The table below presents components of net periodic benefit cost and other amounts recognized in other comprehensive income using a measurement date of June 30 for 2010 and 2009.

	2010	2009

Service cost	$44,063	$37,572
Interest cost	52,242	47,732
Expected return on plan assets	(38,461)	(46,891)
Amortization of prior service cost	2,898	2,898
Amortization of net loss	24,220	11,529

Net periodic benefit cost	$84,962	$52,840

	2010	2009

Unrealized loss during the period	$184,403	$257,495
Amortization of net loss	(24,220)	(11,529)
Amortization of prior service cost	(2,898)	(2,898)
Total recognized in other
comprehensive income	157,285	243,068

Net periodic benefit cost	84,962	52,840

Total recognized in net periodic benefit
cost and other comprehensive income	$242,247	$295,908

The estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $30,845 and $2,898.

	2010	2009
Weighted-average assumptions used to
determine net cost
Discount rate on benefit obligation	5.78%	6.13%
Long-term expected rate of return on plan assets	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to
determine benefit obligation at year-end
Discount rate	4.91%	5.78%
Rate of compensation increase	4.00%	4.00%

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 9 - RETIREMENT PLANS (Continued)

The Company’s pension plan asset allocation at year-end 2010 and 2009, target allocation for 2011, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2011	Percentage of Plan Assets at Year-end 2010	2009	Weighted- Average Expected Long-Term Rate of Return-2010

Equity securities	80%	66%	67%	7.8%
Fixed income/cash	20	34	33	4.0

The Pension Trustees work with an outside investment advisor to establish an appropriate asset allocation based upon stated objectives and risk tolerance.  The outside investment advisor also assists in identifying, selecting and monitoring investments and investment managers within each asset class.  The expectation for long-term rate of return on the plan assets is reviewed periodically by the Pension Trustees in consultation with the outside investment advisor.  Factors considered in setting and adjusting this rate are historic and projected rates of return on the portfolio, an investment time horizon that exceeds five years and the Pension Trustees tolerance for risk which is deemed to be moderate.

The Company expects to contribute between $60,000-70,000 to its pension plan in 2011.

Fair Value of Plan Assets: Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

The Company used the following methods and significant assumptions to estimate the fair value of each type of plan asset:

Equity Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  During times when trading is more liquid, broker quotes are used (if available) to validate the model.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 9 - RETIREMENT PLANS (Continued)

The fair value of the plan assets at June 30, 2010, by asset category, is as follows:

		Fair Value Measurements at June 30, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets

Equity securities	$437,014	$437,014	$-	$-
Cash and cash equivalents	220,747	220,747	-	-

Total Plan Assets	$657,761	$657,761	$-	$-

The following pension benefit payments are expected, which reflect expected future service.

2011	$28,267
2012	26,763
2013	25,202
2014	23,587
2015	21,933
2016-2020	391,256

Employee 401(k) and Profit Sharing Plan:  The Company maintains a 401(k) and profit sharing plan for all eligible employees.  To be eligible, an individual must have at least 1,000 hours of service.  Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation.  The Company provides a matching contribution on behalf of participants who make elective compensation deferrals, at the rate of 50% of the first 6% of the participant’s discretionary contribution.  Employee contributions are always 100% vested.  Employer matching contributions vest on a graduated basis at the rate of 20% per year in years two through six so that the employee is 100% vested after six years of service.  The 2010 and 2009 expense related to this plan was $7,607 and $7,105 respectively.

Deferred Compensation and Supplemental Retirement Plan:  The Board of Directors adopted a deferred compensation and supplemental retirement plan for directors and an executive officer of the Company during fiscal 1999.  Upon adoption, each nonemployee director was credited with $1,494 for each year of service as a director and the employee director was credited with $5,103 for each year of prior service.  The total liability for prior service upon adoption of the Plan was $143,541.  The prior service cost is being amortized over the estimated future service period (13

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 9 - RETIREMENT PLANS (Continued)

years) on a straight-line basis.  On each December 31 after 1998, each nonemployee director receives a credit to their account equal to 24% of the cash compensation that a participant earned during that calendar year.  The employee director receives an annual credit of 8%.  At the participant’s election, the participant’s account earns interest at the rate of the Company’s return on average equity for that year or at the rate the Company is paying on a certificate of deposit having a term of one year or less at January 1 of that year.  Total expense related to the Plan was $36,547 and $37,156 for the years ended June 30, 2010 and 2009.  The accrued supplemental retirement liability included in other liabilities was $229,399 at June 30, 2010 and $336,734 at June 30, 2009.

Distributions to participants during fiscal 2010 and 2009 were $13,485 and $13,309, respectively.  Amounts recognized in accumulated other comprehensive loss before federal income taxes for prior service cost was $16,560 and $27,602 for June 30, 2010 and 2009, respectively.  The amount of prior service cost for the supplemental retirement plan that will be amortized from accumulated other comprehensive income into supplemental retirement expense over the next fiscal year will be $11,042.

Additionally, each participant may elect to defer up to 25% in base salary and up to 100% of director’s fees, bonuses or other cash compensation.  Amounts in participant’s accounts are vested at all times.  The accrued deferred compensation liability included in other liabilities was $233,836 at June 30, 2010 and $425,339 at June 30, 2009.  Earnings on amounts deferred included in salaries and employee benefits totaled $4,938 and $6,061 for the years ended June 30, 2010 and 2009.  Distributions to participants during fiscal 2010 and 2009 were $18,246 and $18,008, respectively.  The Plan is unfunded and subject to the general claims of creditors.

In conjunction with the conversion to a stock company with concurrent formation of a holding company, (see Note 16), the Company allowed participants in the supplemental retirement and deferred compensation plans to use all or a portion of their funds in an one time election to purchase shares of the holding company at conversion.

The shares are held in a Rabbi Trust and the obligation under the plans will be settled with these shares.  Participant stock held by the Rabbi Trust is classified in equity in a manner similar to the manner in which treasury stock is accounted for.  Subsequent changes in the fair value of the stock are not recognized.  The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized.  These shares are considered outstanding for the purpose of both basic and diluted EPS.  The participants elected to use $354,600 to purchase 35,460 shares of common stock.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

As part of the conversion to a stock company (see Note 16), the Company formed a leveraged ESOP.  The plan has a December 31 year-end and the first allocation will be December 31, 2010.  The ESOP borrowed from the Company, totaling $342,000, to purchase 34,200 shares of stock at $10 per share.  The Company may make discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan.  When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded.  Dividends on allocated shares increase participant accounts.  The shares in the plan are expected to be allocated over a twenty year period.

Participants receive the shares at the end of employment.  A participant may require stock received to be repurchased unless the stock is traded on an established market.

Contributions to the ESOP during 2010 were $0.  Expense was $8,550.

Shares held by the ESOP were as follows:
2010

Allocated	-
Committed to be released	855
Unearned	33,345

Total ESOP shares	34,200

Fair value of unearned shares	$333,450

Fair value of allocated shares subject to
repurchase obligation	$-

The Company expects to allocate 1,710 shares for the December 31, 2010 plan year.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 11 – COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines and letters of credit are issued to meet customer financing needs.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used.  Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Commitments to make loans at current market rates at year-end were as follows.

	2010		2009
	Balance	Rate	Balance	Rate

1-4 family real estate – fixed rate	$350,000	5.75%	$436,000	5.95-6.25%
Multi-family real estate – variable rate	85,500	6.50%	-	-
Nonresidential real estate - fixed rate	-	-	100,000	5.75%

Commitments to make loans are generally made for periods of 60 days or less.  The loan commitments have maturities ranging up to 30 years.

At June 30, 2010 and 2009, the Company had unused lines of credit, at current market rates, of approximately $7,500 and $38,900, respectively.

NOTE 12 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 12 - FAIR VALUE (Continued)

The Company used the following methods and significant assumptions to estimate fair value.

Securities:  The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2010 Assets:
Available for sale securities:
AMF Short U.S. Government Fund	$707,569	$-	$-

2009 Assets:
Available for sale securities:
AMF Short U.S. Government Fund	$694,034	$-	$-
U.S. Government Agencies	-	203,250	-

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 12 - FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2010 Assets:
Impaired loans	$-	$-	$-

2009 Assets:
Impaired loans	$-	$-	$120,000

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $198,952, with a valuation allowance of $78,952 for the period ended June 30, 2009.  Provision for loan losses for fiscal years ended June 30, 2010 and 2009 related to impaired loans was not material.

The carrying amount and estimated fair values of financial instruments were as follows at year-end.

	June 30, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$4,872,815	$4,872,815	$2,508,727	$2,508,727
Interest bearing time deposits
in other financial institutions	486,000	486,000	824,000	824,000
Securities available for sale	707,569	707,569	897,284	897,284
Securities held to maturity	903,485	946,110	1,124,330	1,146,079
Net loans	36,722,899	39,161,000	34,428,366	35,242,000
FHLB stock	397,500	N/A	389,200	N/A
Accrued interest receivable	134,889	134,889	130,850	130,850

Financial liabilities:
Deposits	(25,936,691)	(26,280,000)	(24,585,143)	(24,850,000)
Federal Home Loan Bank
advances	(7,500,000)	(7,903,000)	(7,500,000)	(7,899,000)
Accrued interest payable	(71,994)	(71,994)	(85,640)	(85,640)

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 12 - FAIR VALUE (Continued)

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

NOTE 13 - REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of June 30, 2010, the Association meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2010 and 2009, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 13 - REGULATORY MATTERS (Continued)

At year-end, the Association’s actual capital levels and minimum required levels were as follows.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010	(Dollars in thousands)
Total capital
(to risk-weighted assets)	$9,570	35.5%	$2,155	8.0%	$2,694	10.0%
Tier I (core) capital
(to risk-weighted assets)	9,380	34.8	1,078	4.0	1,616	6.0
Tier I (core) capital
(to adjusted total assets)	9,380	20.6	1,824	4.0	2,280	5.0
Tangible capital
(to adjusted total assets)	9,380	20.6	684	1.5	N/A

June 30, 2009
Total capital
(to risk-weighted assets)	$8,053	32.7%	$1,972	8.0%	$2,465	10.0%
Tier I (core) capital
(to risk-weighted assets)	7,789	31.6	986	4.0	1,479	6.0
Tier I (core) capital
(to adjusted total assets)	7,789	18.9	1,648	4.0	2,060	5.0
Tangible capital
(to adjusted total assets)	7,789	18.9	618	1.5	N/A

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments and FHLB advances, or the Company must convert to a commercial bank charter.  Management believes that this test is met.

The Association converted from a mutual to a stock institution, and a “liquidation account” was established at $7,378,641, which was net worth reported in the conversion prospectus.  The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company.  Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if the Company liquidated.  Dividends may not reduce shareholders’ equity below the required liquidation account balance.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 13 - REGULATORY MATTERS (Continued)

Regulatory capital levels reported above differ from the Association’s total capital, computed in accordance with accounting principles general accepted in the United States (GAAP), as follows (in thousands):
	June 30,
	2010	2009

Total capital, computed in accordance with GAAP	$8,880	$7,379
Accumulated other comprehensive (income) loss	500	410
Tier I (tangible) capital	9,380	7,789
Allowance for loan losses	190	264

Total capital	$9,570	$8,053

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

2010
Basic
Net income available to common shareholders	$71,686

Weighted average common shares outstanding	427,504
Less: Average unearned ESOP shares	(33,772)

Average shares	393,732

Basic and diluted earnings per common share	$0.18

Earnings per share was computed based on net income of the Company from the closing of the stock offering on January 8, 2010 through June 30, 2010. The Company had no potential common shares issuable under stock options or other agreements for the period ended June 30, 2010.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax.

	Current Balance at June 30, 2009	Period Change	Balance at June 30, 2010

Unrealized gains (losses) on
securities available for sale	$2,165	$6,768	$8,933
Unrealized loss and unamortized
prior service cost on defined
benefit pension plan	(394,338)	(103,808)	(498,146)
Unamortized prior service cost
on supplemental retirement plan	(18,217)	7,288	(10,929)

Total	$(410,390)	$(89,752)	$(500,142)

NOTE 16 – CONVERSION TO A STOCK COMPANY WITH CONCURRENT FORMATION OF HOLDING COMPANY

The Board of Directors of the Company adopted a Plan of Conversion on August 21, 2009 (the “Plan”) from a state chartered mutual savings association to a state chartered stock savings association which received regulatory and member approval.  The conversion was accomplished through the amendment of the Company’s constitution and the sale of common stock in an amount equal to the market value of the Company.  A subscription offering the shares of the Company’s common stock commenced on November 20, 2009.  The closing of the stock offering occurred on January 8, 2010.  A total of 427,504 shares of common stock were sold for $10 per share and the net proceeds from the sale were $3,463,331 after deducting the costs of conversion of $811,709.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Versailles Financial Corporation follows:

CONDENSED BALANCE SHEETS,
June 30

2010
ASSETS
Cash and cash equivalents	$1,347,434
Investment in banking subsidiary	8,880,476
Loan receivable from ESOP	342,000
Other assets	17,368

Total assets	$10,587,278

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$2,961
Shareholders’ equity	10,584,317

Total liabilities and shareholders’ equity	$10,587,278

CONDENSED STATEMENTS OF INCOME
For the period January 8, 2010 through June 30

2010

Interest income	$6,277
Other expense	41,803
Income (loss) before income tax
and undistributed subsidiary income	(35,526)
Income tax benefit	12,100
Equity in undistributed subsidiary income	95,112

Net income	$71,686

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the period January 8, 2010 through June 30

2010
Cash flows from operating activities
Net income	$71,686
Adjustments:
Equity in undistributed subsidiary income	(95,112)
Change in other assets	(17,368)
Change in other liabilities	2,961
Net cash from operating activities	(37,833)

Cash flows from investing activities
Purchase of stock in Versailles Savings and Loan Company	(1,381,464)
Loan to ESOP	(342,000)
Net cash from investing activities	(1,723,464)

Cash flows from financing activities
Proceeds from stock issue	3,108,731
Net cash from financing activities	3,108,731

Net change in cash and cash equivalents	1,347,434

Beginning cash and cash equivalents	-

Ending cash and cash equivalents	$1,347,434

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures.  The Company has adopted interim disclosure controls and procedures designed to facilitate financial reporting. The Company’s interim disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s interim disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

Internal Control over Financial Reporting.  During the year ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Versailles Financial Corporation has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics is available on our website at www.versaillessavingsbank.com.  A copy of the Code of Ethics will be furnished without charge upon written request to the Secretary, Versailles Financial Corporation, 27 East Main Street, Versailles, Ohio 45380.

Information concerning directors and executive officers of Versailles Financial Corporation is incorporated herein by reference from the section captioned “Proposal I—Election of Directors” of our definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders (our “Proxy Statement”).

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the section captioned “Executive and Director Compensation”  of our Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the section captioned and “Voting Securities and Principal Holders Thereof” of our Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from the section captioned “Transactions with Certain Related Persons” of our Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Versailles Financial Corporation**
3.2	Bylaws of Versailles Financial Corporation**
4	Form of Common Stock Certificate of Versailles Financial Corporation*
10.1	Employee Stock Ownership Plan*
10.2	Versailles Savings and Loan Company Deferred Compensation Plan*
10.3	First Amendment to Versailles Savings and Loan Company Deferred Compensation Plan*
10.4	2005 Sub-Plan to Versailles Savings and Loan Company Deferred Compensation Plan*
10.5	First Amendment to 2005 Sub-Plan to Versailles Savings and Loan Company Deferred Compensation Plan*
10.6	Trust Agreement for Versailles Savings and Loan Company Deferred Compensation Plan and 2005 Sub-Plan to Versailles Savings and Loan Company Deferred Compensation Plan*
10.8	Employment Agreement by and between Versailles Savings and Loan Company and Douglas P. Ahlers***
10.9	Employment Agreement by and between Versailles Savings and Loan Company and Cheryl J. Leach***
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________
*	Incorporated by reference to the Registration Statement on Form S-1 of Versailles Financial Corporation (File No. 333-161968), filed with the Securities and Exchange Commission on September 17, 2009.
**	Incorporated by reference to the Registration Statement on Form S-1/A of Versailles Financial Corporation (File No. 333-161968), filed with the Securities and Exchange Commission on November 3, 2009.
***	Incorporated by reference to the Form 8-K of Versailles Financial Corporation (File No. 000-53870), filed with the Securities and Exchange Commission on January 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION

Date: September 28, 2010	By:	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas P. Ahlers	President, Chief Executive	September 28, 2010
Douglas P. Ahlers	Officer and Director (Principal Executive Officer)

/s/ Cheryl J. Leach	Executive Vice President and	September 28, 2010
Cheryl J. Leach	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Edward L. Borchers	Director	September 28, 2010
Edward L. Borchers

/s/ Kevin J. Drees	Director	September 28, 2010
Kevin J. Drees

/s/ Thomas L. Guillozet	Director	September 28, 2010
Thomas L. Guillozet

/s/ James C. Poeppelman	Director	September 28, 2010
James C. Poeppelman

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002