Form 10-Q
period 2010-09-30
Versailles Financial Corp
filed 2010-11-15
CIK 1471092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	Outstanding at November 15, 2010 427,504 Common Shares

Explanatory Note

Versailles Financial Corporation (the “Registrant”), headquartered in Versailles, Ohio, was formed to serve as the stock holding company for Versailles Savings and Loan Company following its mutual-to-stock conversion and stock offering. The closing of the mutual to stock conversion and stock offering occurred on January 8, 2010. The financial statements for periods prior to such date are for Versailles Savings and Loan.

VERSAILLES FINANCIAL CORPORATION

FINANCIAL STATEMENTS

September 30, 2010

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2010 and June 30, 2010

	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents due from financial institutions	$1,212,757	$1,672,815
Overnight deposits	1,700,000	3,200,000

Total cash and cash equivalents	2,912,757	4,872,815
Interest-bearing time deposits in other financial institutions	486,000	486,000
Securities, available-for-sale	709,072	707,569
Securities held to maturity (fair value of $864,448 at September 30, 2010 and $946,110 at June 30, 2010)	825,357	903,485
Federal Home Loan Bank stock	397,500	397,500
Loans, net of allowance of $190,817 and $190,817	37,413,184	36,722,899
Other real estate owned	40,000	160,000
Premises and equipment, net	178,791	174,645
Accrued interest receivable	137,132	134,889
Other assets	612,426	655,513

Total assets	$43,712,219	$45,215,315

LIABILITIES
Savings accounts	$8,184,308	$8,144,648
Certificates of deposit	17,642,391	17,792,043

Total deposits	25,826,699	25,936,691
Federal Home Loan Bank advances	6,000,000	7,500,000
Other liabilities	1,249,520	1,194,307

Total liabilities	33,076,219	34,630,998

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 427,504 shares issued	4,275	4,275
Additional paid-in capital	3,813,656	3,813,656
Retained earnings	7,999,176	7,954,578
Treasury stock, 35,460 shares, at cost	(354,600)	(354,600)
Unearned employee stock ownership plan shares	(329,180)	(333,450)
Accumulated other comprehensive loss	(497,327)	(500,142)

Total shareholders’ equity	10,636,000	10,584,317

Total liabilities and shareholders’ equity	$43,712,219	$45,215,315

See accompanying notes to financial statements.

1.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months ended September 30, 2010 and 2009

	Three months ended September 30,
	2010	2009
Interest and dividend income
Loans, including fees	$502,400		$481,516
Securities available for sale	4,374		8,271
Securities held-to-maturity	7,306		9,835
FHLB dividends	4,460		4,852
Deposits with banks	5,540		7,024

Total interest income	524,080		511,498

Interest expense
Deposits	84,458		111,450
FHLB advances	74,252		93,719

Total interest expense	158,710		205,169

Net interest income	365,370		306,329
Provisions for loan losses	—		—

Net interest income after provisions for loan losses	365,370		306,329

Noninterest income
Other income	2,427		1,241
Gain (loss) on sale of other real estate owned	(2,294)		—

Total noninterest income	133		1,241

Noninterest expense
Salaries and employee benefits	135,359		112,631
Occupancy and equipment	8,075		9,353
Directors’ fees	14,600		15,000
Data processing	17,087		15,597
Franchise taxes	20,673		21,619
Legal, accounting and exam fees	76,687		30,752
Federal deposit insurance	6,375		6,000
Other	19,749		15,349

Total noninterest expense	298,605		226,301

Income before income taxes	66,898		81,269
Income tax expense	22,300		27,200

Net income	$44,598		$54,069

Basic and diluted earnings per share	$0.11	$	N/A

See accompanying notes to financial statements.

2.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three months ended September 30, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2009	$—	$—	$7,789,031	$—	$—	$(410,390)	$7,378,641

Net income for the period ended September 30, 2009	—	—	54,069	—	—	—	54,069

Change in net unrealized gain (loss) on securities available for sale, net of tax effects of $6,577	—	—	—	—	—	12,768	12,768

Amortization of prior service cost for supplemental retirement plan, net of tax effects of $939	—	—	—	—	—	1,822	1,822

Balance at September 30, 2009	$—	$—	$7,843,100	$—	$—	$(395,800)	$7,447,300

See accompanying notes to financial statements.

3.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three months ended September 30, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance, July 1, 2010	$4,275	$3,813,656	$7,954,578	$(354,600)	$(333,450)	$(500,142)	$10,584,317

Net income for the period ended September 30, 2010	—	—	44,598	—	—	—	44,598

Commitment to release 427 employee stock ownership plan shares	—	—	—	—	4,270	—	4,270

Change in net unrealized gain on securities available for sale, net of tax effects of $510	—	—	—	—	—	993	993

Amortization of prior service cost for supplemental retirement plan, net of tax effects of $939	—	—	—	—	—	1,822	1,822

Balance, September 30, 2010	$4,275	$3,813,656	$7,999,176	$(354,600)	$(329,180)	$(497,327)	$10,636,000

See accompanying notes to financial statements.

4.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended September 30, 2010 and 2009

	Three months ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$44,598	$54,069
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation on premises and equipment	1,855	1,750
Net (discount)/premium accretion on securities and interest bearing time deposits	65	43
Loss (gain) on sale or disposal of premises and equipment	—	209
Loss on sale of other real estate owned	2,294	—
Compensation expense related to ESOP shares	4,270	—
Change in:
Deferred loan costs	(480)	(290)
Accrued interest receivable	(2,243)	6,088
Other assets	41,639	(224,380)
Other liabilities	57,973	(12,572)

Net cash from operating activities	149,971	(175,083)

Cash flow from investing activities
Maturities, repayments and calls of securities held to maturity	78,063	74,429
Proceeds from sales of securities available for sale	—	—
Loan originations and payments, net	(689,805)	(1,297,668)
Proceeds from sale of other real estate owned	117,706	—
Property and equipment purchases	(6,001)	(6,271)

Net cash from investing activities	(500,037)	(1,229,510)

Cash flow from financing activities
Net change in deposits	(109,992)	(224,801)
Proceeds from FHLB advances	—	1,000,000
Repayments of FHLB advances	(1,500,000)	—

Net cash from financing activities	(1,609,992)	775,199

Net change in cash and cash equivalents	(1,960,058)	(629,394)
Cash and cash equivalents, beginning of period	4,872,815	2,508,727

Cash and cash equivalents at end of period	$2,912,757	$1,879,333

Cash paid during the year for
Interest	$170,217	$212,650
Income taxes	—	12,497

See accompanying notes to financial statements.

5.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2010

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010 and the results of operations and cash flows for the three months ended September 30, 2010 and 2009. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto filed as part of Versailles Financial Corporation’s Annual report dated September 28 2010, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on September 28, 2010.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Versailles had no potential common shares issuable under stock options or other agreements for the periods presented.

The Association converted from mutual to stock ownership with the concurrent formation of a holding company on January 8, 2010. Accordingly, no earnings per share is shown for the three months ended September 30, 2009, as prior to January 8, 2010, the Association was a mutual company. The weighted average number of shares outstanding for basic earnings per common share was 394,372 for the three months ended September 30, 2010.

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

(Continued)

6.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan: The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. Participants may exercise a put option and require the Corporation to repurchase their ESOP shares upon termination. As a result, an amount of equity equal to the fair value of the allocated shares will be reclassified out of shareholders’ equity. As of September 30, 2010 there are no allocated shares related to the ESOP plan. Compensation expense related to the plan was $4,270 for the three months ended September 30, 2010.

Reclassifications: Some items in prior financial statements have been reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The impact of adopting this accounting standard was not material to the Company’s financial statements.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The impact of adopting this accounting standard was not material to the Company’s financial statements.

(Continued)

7.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2010

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

AMF Short US Government Fund	$694,034	$15,038	$—	$709,072

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

AMF Short US Government Fund	$694,034	$13,535	$—	$707,569

There were no sales of available for securities during the three months ending September 30, 2010 or 2009.

(Continued)

8.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2010

NOTE 2 – SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	September 30, 2010
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Government sponsored entities residential mortgage-backed:
FHLMC	364,743	14,082	—	378,825
GNMA	99,246	3,293	—	102,539
FNMA	361,368	21,716	—	383,084

	$825,357	$39,091	$—	$864,448

	June 30, 2010
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Government sponsored entities residential mortgage-backed:
FHLMC	405,452	13,894	—	419,346
GNMA	100,754	2,758	—	103,512
FNMA	397,279	25,973	—	423,252

	$903,485	$42,625	$—	$946,110

At September 30, 2010, the Company had no securities due at a single maturity date. Additionally, the Company had no securities at September 30, 2010 or June 30, 2010 in an unrealized loss position.

(Continued)

9.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2010

NOTE 3 – LOANS

Loans at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010
Mortgage loans (principally conventional):
1-4 family real estate	$27,857,626	$27,555,970
Multi-family	266,153	188,607
Construction	430,037	171,391
Nonresidential real estate	7,161,571	7,254,207

	35,715,387	35,170,175
Deferred loan costs	55,407	54,927

Total mortgage loans	35,770,794	35,225,102

Commercial loans	463,228	473,419
Consumer loans:
Loans on deposits	109,473	93,024
Other consumer loans	1,260,506	1,122,171

Total consumer loans	1,369,979	1,215,195

Allowance for loan losses	(190,817)	(190,817)

	$37,413,184	$36,722,899

Activity in the allowance for loan losses was as follows for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
Beginning balance, July 1	$190,817	$264,451
Provision for loan losses	—	—
Loans charged-off	—	—
Recoveries	—	—

Ending balance, September 30	$190,817	$264,451

(Continued)

10.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2010

NOTE 3 – LOANS (Continued)

Individually impaired loans were as follows.

	At September 30, 2010	At June 30, 2010
End of period loans with no allocated allowance for loan losses	$90,181	$90,181
End of period loans with allocated allowance for loan losses	—	—

Total	$90,181	$90,181

Amount of the allowance for loan losses allocated	$—	$—

	Three Months Ended September 30,
	2010	2009
Average of impaired loans during the period	$90,181	$300,254
Interest income recognized during impairment	—	1,273
Cash-basis interest income recognized	—	1,273

Nonperforming loans were as follows at period end.

	At September 30, 2010	At June 30, 2010

Loans past due over 90 days still accruing interest	$—	$—
Nonaccrual loans	93,878	90,181

Nonperforming loans to total loans	0.25%	0.24%

Allowance for loan losses to total nonperforming loans	203.26%	211.59%

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

11.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2010

NOTE 4 – FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AMF Short US Government Fund	$709,072	$—	$—

(Continued)

12.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2010

NOTE 4 – FAIR VALUE MEASUREMENT (Continued)

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AMF Short US Government Fund	$707,569	$—	$—

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2010 or June 30, 2010.

The carrying amount and estimated fair values of financial instruments were as follows at period-end.

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,912,757	$2,912,757	$4,872,815	$4,872,815
Interest bearing time deposits in other financial institutions	486,000	486,000	486,000	486,000
Securities available for sale	709,072	709,072	707,569	707,569
Securities held to maturity	825,357	864,448	903,485	946,110
Net loans	37,413,184	39,900,000	36,722,899	39,161,000
FHLB stock	397,500	N/A	397,500	N/A
Accrued interest receivable	137,132	137,132	134,889	134,889

Financial liabilities:
Deposits	(25,826,699)	(26,159,000)	(25,936,691)	(26,280,000)
FHLB advances	(6,000,000)	(6,321,000)	(7,500,000)	(7,903,000)
Accrued interest payable	(60,487)	(60,487)	(71,994)	(71,994)

(Continued)

13.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2010

NOTE 4 – FAIR VALUE MEASUREMENT (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing time deposits in other financial institutions, accrued interest receivable and payable, savings accounts and variable rate loans or deposits that reprice frequent and fully. Securities held to maturity are based on matrix pricing which is a mathematical technique to value debt securities through the securities’ relationship to other benchmark quoted securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits and interest bearing deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of Federal Home Loan Bank advances is based upon current rates for similar financing. It was not practical to determine fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

(Continued)

14.

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

15.

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

16.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

General. Our total assets decreased to $43.7 million at September 30, 2010 from $45.2 million at June 30, 2010. Cash and cash equivalents decreased $2.0 million, or 40.2%, to $2.9 million at September 30, 2010 from $4.9 million at June 30, 2010. This decrease was partially offset by an increase in net loans of $0.7 million, or 1.9%, to $37.4 million at September 30, 2010 from $36.7 million at June 30, 2010.

Loans. The increase in net loans reflected a continued demand for loans in our market area in a low interest rate environment. The growth in our loan portfolio during the three months ended September 30, 2010 was in one- to four-family residential real estate, including one- to four-family residential construction loans, which increased $0.6 million, or 2.0%, to $28.3 million at September 30, 2010 from $27.7 million at June 30, 2010. Non-mortgage loans increased $0.1 million, or 8.6%, to $1.8 million at September 30, 2010 from $1.7 million at June 30, 2010.

Investments. Investment securities decreased to $1.5 million at September 30, 2010 from $1.6 million at June 30, 2010. Net pay-downs in government sponsored mortgage-backed securities represented the $0.1 million decrease.

Cash and cash equivalents. Cash and cash equivalents decreased $2.0 million, or 40.2%, to $2.9 million at September 30, 2010 from $4.9 million at June 30, 2010. The decrease in cash and cash equivalents was due to utilization of the funds to satisfy two Federal Home Loan Bank advances that matured and to finance new lending.

Premises and equipment. The balance in premises and equipment increased to $179,000 at September 30, 2010 from $175,000 at June 30, 2010 due to the purchase of new equipment.

Other real estate owned. Other real estate owned decreased $120,000, or 75.0%, to $40,000 at September 30, 2010 from $160,000 at June 30, 2010 due to the sale of bank-owned property. The remaining $40,000 represents a single family home listed for sale in our local market area.

Deposits. Deposits decreased $0.1 million, or 0.4%, to $25.8 million at September 30, 2010 from $25.9 million at June 30, 2010. The minimal decrease reflects normal fluctuations in customer account balances.

Borrowings. Federal Home Loan Bank of Cincinnati advances decreased $1.5 million, or 20%, to $6.0 million at September 30, 2010 from $7.5 million at June 30, 2010. A $0.5 million advance with a rate of 5.93% matured in August and a $1.0 million advance with a rate of 6.27% matured in September. We continue to utilize borrowings as an alternative funding source. Our borrowings from the Federal Home Loan Bank of Cincinnati consist of advances with laddered terms of up to seven years. Subsequent to September 30, 2010, an additional $1.0 million advance with a rate of 1.14% for four years was acquired to satisfy a maturing $1.0 million advance with a rate of 5.79%.

(Continued)

17.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Equity. Total equity increased $52,000, or 0.5%, to $10,636,000 at September 30, 2010 from $10,584,000 at June 30, 2010. The change in equity is primarily a result of net income for the period and the allocation of unearned ESOP shares.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and the Three Months Ended September 30, 2009.

General. Net income decreased $9,000, or 17.5%, to $45,000 for the three months ended September 30, 2010 from $54,000 for the three months ended September 30, 2009. The decrease reflects additional expenses incurred as a result of our status as a publicly held corporation.

Net Interest Income. Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. Net interest income increased $59,000, or 19.3%, to $365,000 for the three months ended September 30, 2010 from $306,000 for the three months ended September 30, 2009. This reflected an increase in our interest rate spread to 2.95% from 2.58% while our net interest margin increased to 3.41% from 3.07%. Our average interest earning assets to average interest bearing liabilities increased to 130.77% from 123.66%. Our net interest spread increased due to both a reduction in the average rate for advances combined with other interest bearing liabilities that repriced faster than interest earning assets in the current low interest rate environment.

Interest Income. Interest and dividend income increased $13,000, or 2.5%, to $524,000 for the three months ended September 30, 2010 from $511,000 for the three months ended September 30, 2009. The increase reflected an increase in average interest-earning assets to $42.9 million for the three months ended September 30, 2010 compared to $40.0 million for the three months ended September 30, 2009, offset by a decrease in the average yield on interest earning assets to 4.89% for the three months ended September 30, 2010 from 5.12% for the three months ended September 30, 2009.

Interest income on loans increased $21,000, or 4.3%, to $502,000 for the three months ended September 30, 2010 from $481,000 for the three months ended September 30, 2009, reflecting an increase in the average balance of loans to $37.4 million from $35.1 million, which was partially offset by lower average yields on such balances, to 5.37% for the three months ended September 30, 2010 from 5.44% for the three months ended September 30, 2009.

Interest income on investment securities decreased $6,000, or 35.5%, to $12,000 for the three months ended September 30, 2010 from $18,000 for the three months ended September 30, 2009, reflecting a decrease in the average balance of such securities to $1.6 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009, as well as a decrease in the average yield on available for sale securities to 2.52% from 3.70% and a decrease in the average yield on held to maturity securities to 3.44% from 3.66%.

(Continued)

18.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Interest Expense. Interest expense decreased $46,000, or 22.6%, to $159,000 for the three months ended September 30, 2010 from $205,000 for the three months ended September 30, 2009. The decrease reflected a decrease in the average rate paid on deposits, including certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, which more than offset the increase in the average balance of such deposits and borrowings.

Interest expense on certificates of deposit decreased to $82,000 for the three months ended September 30, 2010 from $109,000 for the three months ended September 30, 2009. The decrease in interest expense resulted from the average cost of such certificates dropping to 1.84% for the three months ended September 30, 2010 from 2.56% for the three months ended September 30, 2009. This decrease was partially offset by the average balance of such certificates increasing $0.6 million, or 3.9%, to $17.7 million for the three months ended September 30, 2010 from $17.1 million for September 30, 2009.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased $20,000, or 20.8%, to $74,000 for the three months ended September 30, 2010 from $94,000 for the three months ended September 30, 2009. The average balance of such borrowings decreased to $6.8 million for the three months ended September 30, 2010 from $7.8 million for the three months ended September 30, 2009. In addition, the decrease reflected the lower weighted average rate paid on such borrowings to 4.35% for the three months ended September 30, 2010 from 4.79% for the three months ended September 30, 2009.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2010 and 2009. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

(Continued)

19.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

	(Dollars in thousands)
	Three months ended 09-30-2010			Three months ended 09-30-2009
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$37,400	$502	5.37%	$35,401	$481	5.44%
Investment securities available for sale	709	4	2.52%	912	8	3.70%
Investment securities held to maturity	850	7	3.44%	1,074	10	3.66%
FHLB stock	398	5	4.49%	389	5	4.99%
Other interest-earning assets	3,502	6	0.63%	2,190	7	1.28%

Total interest-earning assets	42,859	524	4.89%	39,966	511	5.12%
Allowance for loan losses	(191)			(265)
Noninterest-earning assets	1,922			1,340

Total assets	$44,590			$41,041

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$8,204	$3	0.14%	$7,405	$2	0.13%
Certificates of deposit	17,725	82	1.84%	17,067	109	2.56%

Total interest-bearing deposits	25,929	85	1.30%	24,472	111	1.82%

FHLB advances	6,833	74	4.35%	7,833	94	4.79%

Total interest-bearing liabilities	32,762	159	1.94%	32,305	205	2.54%
Other noninterest-bearing liabilities	1,204			1,311

Total liabilities	33,966			33,616

Total shareholders’ equity	10,624			7,425

Total liabilities and equity	$44,590			$41,041

Net interest income		$365			$306

Interest rate spread			2.95%			2.58%

Net interest margin			3.41%			3.07%

Average interest-earning assets to average interest-bearing liabilities	130.77%			123.66%

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

No provision for loan losses was recorded for the three months ended September 30, 2010 and September 30, 2009, respectively. The allowance for loan losses was $190,817, or 0.51% of total loans, at September 30, 2010 and $264,451, or 0.73% of total loans at September 30, 2009. Total nonperforming loans were $94,000 at September 30, 2010 compared to $320,000 at September 30, 2009. To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended September 30, 2010 and September 30, 2009.

Noninterest Income. Our noninterest income was $133 for the three months ended September 30, 2010 compared to $1,241 for the three months ended September 30, 2009. The decrease in the noninterest income is attributed to the net loss on the sale of other real estate owned of $2,294.

Noninterest Expense. Noninterest expense increased $72,000, or 32.0%, to $299,000 for the three months ended September 30, 2010 from $226,000 for the three months ended September 30, 2009. The increase was due to salaries and employee benefits expense increasing to $135,000 for the three months ended September 30, 2010 from $113,000 for the three months ended September 30, 2009. The number of full time equivalent employees was eight in the 2010 period compared to seven in the 2009 period. For the same periods, legal, accounting and exam fees increased $42,000 as a result of the Company becoming subject to the federal securities laws.

Income Tax Expense. The provision for income taxes decreased to $22,000 for the three months ended September 30, 2010, compared to $27,000 for the three months ended September 30, 2009, a decrease of $5,000, or 18.0%, as a result of the decrease in net income before income taxes. The effective tax rate was 33.3% and 33.5%, respectively, for the three months ended September 30, 2010 and 2009.

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $149,971 for the three months ended September 30, 2010 and $(175,083) for the three months ended September 30, 2009.

Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, and proceeds from maturation and sales of securities. Net cash flows used in investing activities were $(500,037) for the three months ended September 30, 2010 and net cash flows used in investing activities were $(1,229,510) for the three months ended September 30, 2009. Net cash from financing activities consisted of activity in deposits and borrowings. Net cash flows used in financing activities were $(1,609,992) for the three months ended September 30, 2010 and net cash flows from financing activities were $775,199 for the three months ended September 30, 2009. The changes in net cash flows provided by and used for financing activities over the periods were primarily due to the proceeds from and repayments of FHLB advances.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2010 and June 30, 2010, cash and short-term investments totaled $2.9 million and $4.9 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At September 30, 2010 and June 30, 2010, we had outstanding commitments to originate loans of $512,000 and $436,000, respectively, and unfunded commitments under lines of credit of $7,500 and $7,500, respectively. We also had unfunded commitments for residential construction loans totaling $443,000 and $351,000, respectively, at September 30, 2010 and June 30, 2010. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from September 30, 2010 totaled $10.2 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

(Continued)

22.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At September 30, 2010, we had $6.0 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $10.5 million.

We are subject to various regulatory capital requirements. At September 30, 2010 and June 30, 2010, we were in compliance with all applicable capital requirements.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2010

Total capital (to risk-weighted assets)	$9,650	37.5%	$2,574	10.0%
Tier I (core) capital (to risk-weighted assets)	9,460	36.8	1,544	6.0
Tier I (core) capital (to adjusted total assets)	9,460	21.7	2,181	5.0
Tangible capital (to adjusted total assets)	9,460	21.7		N/A

June 30, 2010

Total capital (to risk-weighted assets)	$9,570	35.5%	$2,694	10.0%
Tier I (core) capital (to risk-weighted assets)	9,380	34.8	1,616	6.0
Tier I (core) capital (to adjusted total assets)	9,380	20.6	2,280	5.0
Tangible capital (to adjusted total assets)	9,380	20.6		N/A

(Continued)

23.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4 – CONTROLS AND PROCEDURES

We have adopted interim disclosure controls and procedures to facilitate our financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to our operations. In addition, our Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered accountants meet on a quarterly basis and discuss our material accounting policies. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be effective.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(Continued)

24.

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

(Continued)

25.

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

26.

VERSAILLES FINANCIAL CORPORATION

Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION
(Registrant)

Date: November 15, 2010	/S/ DOUGLAS P. AHLERS
Douglas P. Ahlers
President & CEO (Principal Executive Officer)

Date: November 15, 2010	/S/ CHERYL J. LEACH
Cheryl J. Leach
Vice President & Treasurer (Principal Accounting Officer)

(Continued)

27.