Form 10-Q
period 2010-12-31
Versailles Financial Corp
filed 2011-02-14
CIK 1471092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	Outstanding at February 14, 2011
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

VERSAILLES FINANCIAL CORPORATION
FINANCIAL STATEMENTS
December 31, 2010

ITEM 6 – EXHIBITS	36

SIGNATURES	38

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and June 30, 2010

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents due from financial institutions	$1,130,613	$1,672,815
Overnight deposits	1,700,000	3,200,000
Total cash and cash equivalents	2,830,613	4,872,815
Interest-bearing time deposits in other financial institutions	292,000	486,000
Securities, available-for-sale	697,794	707,569
Securities held to maturity (fair value of $802,863 at
December 31, 2010 and $946,110 at June 30, 2010)	769,207	903,485
Federal Home Loan Bank stock	397,500	397,500
Loans, net of allowance of $190,817 and $190,817	37,536,797	36,722,899
Other real estate owned	40,000	160,000
Premises and equipment, net	197,114	174,645
Accrued interest receivable	123,474	134,889
Other assets	565,331	655,513

Total assets	$43,449,830	$45,215,315

LIABILITIES
Savings accounts	$8,101,866	$8,144,648
Certificates of deposit	17,388,896	17,792,043
Total deposits	25,490,762	25,936,691
Federal Home Loan Bank advances	6,000,000	7,500,000
Other liabilities	1,282,204	1,194,307

Common stock in ESOP subject to repurchase
obligation	17,100	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 427,504 shares issued	4,275	4,275
Additional paid-in capital	3,796,556	3,813,656
Retained earnings	8,041,383	7,954,578
Treasury stock, 35,460 shares, at cost	(354,600)	(354,600)
Unearned employee stock ownership plan shares	(324,900)	(333,450)
Accumulated other comprehensive loss	(502,950)	(500,142)
Total shareholders’ equity	10,659,764	10,584,317

Total liabilities and shareholders’ equity	$43,449,830	$45,215,315

See accompanying notes to financial statements.

1.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months and six months ended December 31, 2010 and 2009

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$489,410	$481,485	$991,810	$963,001
Securities available for sale	4,333	6,460	8,707	14,731
Securities held-to-maturity	6,714	9,507	14,020	19,342
FHLB dividends	4,007	4,414	8,467	9,266
Deposits with banks	3,203	7,502	8,743	14,526
Total interest and dividend income	507,667	509,368	1,031,747	1,020,866

Interest expense
Deposits	79,128	91,413	163,586	202,863
FHLB advances	50,970	100,053	125,222	193,772
Total interest expense	130,098	191,466	288,808	396,635

Net interest income	377,569	317,902	742,939	624,231
Provisions for loan losses	-	-	-	-

Net interest income after provisions for loan losses	377,569	317,902	742,939	624,231

Noninterest income
Other income	786	1,466	3,213	2,707
Gain (loss) on sale of other real estate owned	-	-	(2,294)	-
Total noninterest income	786	1,466	919	2,707

Noninterest expense
Salaries and employee benefits	157,184	138,143	292,543	250,774
Occupancy and equipment	7,897	7,851	15,972	17,204
Directors’ fees	15,500	17,500	30,100	32,500
Data processing	24,309	15,385	41,396	30,982
Franchise taxes	20,673	21,619	41,346	43,238
Legal, accounting and exam fees	63,549	31,557	140,236	62,309
Federal deposit insurance	4,985	5,958	11,360	11,958
Other	20,851	21,663	40,600	37,012
Total noninterest expense	314,948	259,676	613,553	485,977

Income before income taxes	63,407	59,692	130,305	140,961
Income tax expense	21,200	19,900	43,500	47,100

Net income	$42,207	$39,792	$86,805	$93,861

Earnings per common share	$0.11	$-	$0.22	$-

See accompanying notes to financial statements.

2.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
Three months ended December 31, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance at October 1, 2009	$-	$-	$7,843,100	$-	$-	$(395,800)	$7,447,300

Comprehensive income:

Net income for the period ended
December 31, 2009	-	-	39,792	-	-	-	39,792

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $2,579	-	-	-	-	-	(5,008)	(5,008)

Amortization of prior service cost for
supplemental retirement plan, net of
tax effects of $938	-	-	-	-	-	1,822	1,822

Total comprehensive income							36,606

Balance at December 31, 2009	$-	$-	$7,882,892	$-	$-	$(398,986)	$7,483,906

See accompanying notes to financial statements.

3.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
Three months ended December 31, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance, October 1, 2010	$4,275	$3,813,656	$7,999,176	$(354,600)	$(329,180)	$(497,327)	$10,636,000

Comprehensive income

Net income for the period ended
December 31, 2010	-	-	42,207	-	-	-	42,207

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $3,834	-	-	-	-	-	(7,445)	(7,445)

Amortization of prior service cost for
supplemental retirement plan, net of
tax effects of $938	-	-	-	-	-	1,822	1,822

Total comprehensive income	36,584

Commitment to release 428 employee stock
ownership plan shares	-	-	-	-	4,280	-	4,280

Transfer of 1,710 allocated ESOP
common shares subject to
repurchase obligation	-	(17,100)	-	-	-	-	(17,100)

Balance, December 31, 2010	$4,275	$3,796,556	$8,041,383	$(354,600)	$(324,900)	$(502,950)	$10,659,764

See accompanying notes to financial statements.

4.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
Six months ended December 31, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2009	$-	$-	$7,789,031	$-	$-	$(410,390)	$7,378,641

Comprehensive income:

Net income for the period ended
December 31, 2009	-	-	93,861	-	-	-	93,861

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $3,998	-	-	-	-	-	7,760	7,760

Amortization of prior service cost for
supplemental retirement plan, net of
tax effects of $1,877	-	-	-	-	-	3,644	3,644

Total comprehensive income							105,265

Balance at December 31, 2009	$-	$-	$7,882,892	$-	$-	$(398,986)	$7,483,906

See accompanying notes to financial statements.

5.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
Six months ended December 31, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance, July 1, 2010	$4,275	$3,813,656	$7,954,578	$(354,600)	$(333,450)	$(500,142)	$10,584,317

Comprehensive income:

Net income for the period ended
December 31, 2010	-	-	86,805	-	-	-	86,805

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $3,324	-	-	-	-	-	(6,452)	(6,452)

Amortization of prior service cost for
supplemental retirement plan, net of tax
effects of $1,877	-	-	-	-	-	3,644	3,644

Total comprehensive income	83,997

Commitment to release 855 employee stock
ownership plan shares	-	-	-	-	8,550	-	8,550

Transfer of 1,710 allocated ESOP
common shares subject to
repurchase obligation	-	(17,100)	-	-	-	-	(17,100)

Balance, December 31, 2010	$4,275	$3,796,556	$8,041,383	$(354,600)	$(324,900)	$(502,950)	$10,659,764

See accompanying notes to financial statements.

6.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended December 31, 2010 and 2009

	Six months ended
	December 31,
	2010	2009
Cash flows from operating activities
Net income	$86,805	$93,861
Adjustments to reconcile net income to
net cash provided from operating activities
Depreciation on premises and equipment	4,304	3,499
Net (discount)/premium accretion on
securities and interest bearing time deposits	130	100
Loss (gain) on sale or disposal of premises and equipment	963	-
Loss on sale of other real estate owned	2,294	-
Compensation expense related to ESOP shares	8,550	-
Change in:
Deferred loan costs	3,562	2,135
Accrued interest receivable	11,415	22,308
Other assets	48,130	(67,618)
Other liabilities	136,917	22,440
Net cash from operating activities	303,070	76,725

Cash flow from investing activities
Maturities of time deposits	194,000	-
Maturities, repayments and calls of securities held to maturity	134,147	129,174
Proceeds from sale/maturities of securities available for sale	-	200,000
Loan originations and payments, net	(817,460)	(1,371,592)
Proceeds from sale of other real estate owned	117,706	-
Property and equipment purchases	(27,736)	(6,061)
Net cash from investing activities	(399,343)	(1,048,479)

Cash flow from financing activities
Net change in deposits	(445,929)	97,142
Net change in escrow for stock subscriptions net of capitalized
conversion costs	-	2,169,188
Proceeds from FHLB advances	1,000,000	1,000,000
Repayments of FHLB advances	(2,500,000)	-
Net cash from financing activities	(1,945,929)	3,266,330

Net change in cash and cash equivalents	(2,042,202)	2,294,576
Cash and cash equivalents, beginning of period	4,872,815	2,508,727

Cash and cash equivalents at end of period	$2,830,613	$4,803,303

Cash paid during the year for
Interest	$306,189	$407,130
Income taxes	-	95,497

See accompanying notes to financial statements.

7.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2010 and the results of operations and cash flows for the three months and six months ended December 31, 2010 and 2009.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These  financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto filed as part of Versailles Financial Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 28, 2010.

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  Versailles had no potential common shares issuable under stock options or other agreements for the periods presented.

The Association converted from mutual to stock ownership with the concurrent formation of a holding company on January 8, 2010.   Accordingly, no earnings per share is shown for the three and six months ended December 31, 2009, as prior to January 8, 2010, the Association was a mutual company.  The weighted average number of shares outstanding for basic earnings per common share was 394,800 and 394,586 for the three months and six months ended December 31, 2010, respectively.

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

(Continued)

8.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan:   The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may exercise a put option and require the Company to repurchase their ESOP shares upon termination.  As a result, an amount of equity equal to the fair value of the allocated shares is reclassified out of shareholders’ equity.  As of December 31, 2010 there were 1,710 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $4,280 and $8,550 for the three months and six months ended December 31, 2010, respectively.

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

(Continued)

9.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  These disclosures are included in this Form 10Q.  Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

(Continued)

10.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	December 31, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

AMF Short US Government
Fund	$694,034	$3,760	$-	$697,794

	June 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

AMF Short US Government
Fund	$694,034	$13,535	$-	$707,569

There were no sales of available for securities during the three or six months ending December 31, 2010 or 2009.

(Continued)

11.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 2 – SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	December 31, 2010

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Government sponsored entities
residential mortgage-backed:
FHLMC	$354,989	$13,566	$-	$368,555
GNMA	93,904	2,439	-	96,343
FNMA	320,314	17,651	-	337,965

	$769,207	$33,656	$-	$802,863

	June 30, 2010

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Government sponsored entities
residential mortgage-backed:
FHLMC	$405,452	$13,894	$-	$419,346
GNMA	100,754	2,758	-	103,512
FNMA	397,279	25,973	-	423,252

	$903,485	$42,625	$-	$946,110

At December 31, 2010, the Company had no securities due at a single maturity date.  Additionally, the Company had no securities at December 31, 2010 or June 30, 2010 in an unrealized loss position.

(Continued)

12.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 3 - LOANS

Loans at December 31, 2010 and June 30, 2010 were as follows:

	December 31,	June 30,
	2010	2010
Mortgage loans:
1-4 family real estate	$27,391,094	$27,555,970
Multi-family	255,220	188,607
Construction	280,530	171,391
Nonresidential real estate:
Business	2,351,475	2,308,904
Agricultural	5,390,180	4,945,303
Total mortgage loans	35,668,499	35,170,175

Commercial loans	544,909	473,419
Consumer loans:
Loans on deposits	109,885	93,024
Consumer auto	455,418	434,039
Consumer other secured	369,855	233,149
Consumer unsecured	527,683	454,983
Total consumer loans	1,462,841	1,215,195

Deferred loan costs	51,365	54,927
Allowance for loan losses	(190,817)	(190,817)

	$37,536,797	$36,722,899

Activity in the allowance for loan losses was as follows for the three and six months ended December 31, 2010 and 2009.

	Three and Six Months Ended
	December 31,
	2010	2009

Beginning balance, beginning of period	$190,817	$264,451
Provision for loan losses	-	-
Loans charged-off	-	-
Recoveries	-	-

Ending balance, December 31	$190,817	$264,451

(Continued)

13.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	1-4 Family Real Estate	Multi-Family Real Estate	Construction Real Estate	Nonresidential Real Estate	Consumer Loans	Commercial Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	125,291	1,097	1,206	48,772	12,271	2,180	190,817

Total ending allowance balance	$125,291	$1,097	$1,206	$48,772	$12,271	$2,180	$190,817

Loans:
Individually evaluated for impairment	$90,211	$-	$-	$-	$-	$-	$90,211
Collectively evaluated for impairment	27,383,412	256,857	281,390	7,796,572	1,488,055	548,006	37,754,292

Total ending loans balance	$27,473,623	$256,857	$281,390	$7,796,572	$1,488,055	$548,006	$37,844,503

Included in recorded investment is $51,365 of deferred loan fees and $116,889 of accrued loan interest.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent year.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: 1-4 family real estate, multi-family real estate, construction real estate, nonresidential real estate, consumer and commercial.

The majority of the Company’s loan portfolio is 1-4 family real estate and consumer loans made to individuals in the Company’s market area.  Repayment of these loans is dependent on general economic conditions and unemployment levels in the Company’s market area.  Nonresidential real estate loans consist of agricultural and business purpose income producing properties.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession.  We typically require additional collateral or personal guarantees.  Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.  At December 31, 2010, we had no non-residential real estate loans that were delinquent or nonperforming.  Multi-family, construction real estate and commercial loans in total make up less than 3% of our loan portfolio.

(Continued)

14.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 3 – LOANS (Continued)

Individually impaired loans were as follows.

	At December 31,	At June 30,
	2010	2010
End of period loans with no allocated allowance
for loan losses	$90,181	$90,181
End of period loans with allocated allowance
for loan losses	-	-

Total	$90,181	$90,181

Amount of the allowance for loan losses allocated	$-	$-

	Six Months Ended December 31,
	2010	2009

Average of impaired loans during the period	$90,181	$299,679
Interest income recognized during impairment	-	1,273
Cash-basis interest income recognized	-	1,273

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
1–4 Family real estate	$90,181	$90,211	$-

Nonperforming loans were as follows at period end.

	At December 31,	At June 30,
	2010	2010

Loans past due over 90 days still accruing interest	$-	$-
Nonaccrual loans	90,181	90,181

Nonperforming loans to total loans	0.24%	0.24%

Allowance for loan losses to total nonperforming loans	211.59%	211.59%

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

15.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 3 – LOANS (Continued)

The following table presents the aging of the unpaid principal balance of past due loans as of December 31, 2010 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

1-4 Family real estate	$-	$-	$90,181	$90,181	$27,300,913	$27,391,094
Multi-family real estate	-	-	-	-	255,220	255,220
Construction real estate	-	-	-	-	280,530	280,530
Nonresidential real estate:
Business	-	-	-	-	2,351,475	2,351,475
Agricultural	-	-	-	-	5,390,180	5,390,180
Commercial loans	-	-	-	-	544,909	544,909
Consumer loans:
Loans on deposits	-	-	-	-	109,885	109,885
Consumer auto	10,235	-	-	10,235	445,183	455,418
Consumer other secured	-	-	-	-	369,855	369,855
Consumer unsecured	-	-	-	-	527,683	527,683

Total	$10,235	$-	$90,181	$100,416	$37,575,833	$37,676,249

Troubled Debt Restructurings:

The Company had no troubled debt restructurings and no customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2010 and June 30, 2010.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

(Continued)

16.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 3 – LOANS (Continued)

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not Rated

1-4 Family real estate	$-	$-	$90,181	$-	$27,300,913
Multi-Family real estate	255,220	-	-	-	-
Construction real estate	280,530	-	-	-	-
Nonresidential real estate:
Business	2,351,475	-	-	-	-
Agricultural	5,390,180	-	-	-	-
Commercial loans	544,909	-	-	-	-

Total	$8,822,314	$-	$90,181	$-	$27,300,913

The Company does not make subprime loans.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the unpaid principal balance of residential and consumer loans based on payment activity as of December 31, 2010:

	Consumer				Residential
	Loans on Deposits	Auto	Other Secured	Unsecured	Multi-family Construction

Performing	$109,885	$455,418	$369,855	$527,683	$255,220	280,530
Nonperforming	-	-	-	-	-	-

Total	$109,885	$455,418	$369,855	$527,683	$255,220	$280,530

(Continued)

17.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

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

(Continued)

18.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 4 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements
	at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AMF Short US Government
Fund	$697,794	$-	$-

	Fair Value Measurements
	at June 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AMF Short US Government
Fund	$707,569	$-	$-

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2010 or June 30, 2010.

(Continued)

19.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and six months ended December 31, 2010

NOTE 4 – FAIR VALUE (Continued)

The carrying amount and estimated fair values of financial instruments were as follows at period-end.

	December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$2,830,613	$2,830,613	$4,872,815	$4,872,815
Interest bearing time deposits
in other financial institutions	292,000	292,000	486,000	486,000
Securities available for sale	697,794	697,794	707,569	707,569
Securities held to maturity	769,207	802,863	903,485	946,110
Net loans	37,536,797	39,681,000	36,722,899	39,161,000
FHLB stock	397,500	N/A	397,500	N/A
Accrued interest receivable	123,474	123,474	134,889	134,889

Financial liabilities:
Deposits	(25,490,762)	(25,756,000)	(25,936,691)	(26,280,000)
FHLB advances	(6,000,000)	(6,201,000)	(7,500,000)	(7,903,000)
Accrued interest payable	(54,613)	(54,613)	(71,994)	(71,994)

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	General economic conditions, either nationally or in our market area, that are worse than expected;

•	Our ability to successfully implement our plan to increase our nonresidential lending without significant decrease in asset quality;

•	Our success in building our new home office on a cost effective basis;

•	Our ability to offer new deposit products on a cost effective basis and develop and gather core deposits;

•	Our ability to manage our costs as a public company;

•	Our reliance on a small executive staff;

•	Competition among depository and other financial institutions;

•	Inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	Adverse changes in the securities markets;

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

(Continued)

22.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

General.  Our total assets decreased to $43.4 million at December 31, 2010 from $45.2 million at June 30, 2010.  Cash and cash equivalents decreased $2.1 million, or 41.9%, to $2.8 million at December 31, 2010 from $4.9 million at June 30, 2010.   This decrease was partially offset by an increase in net loans of $0.8 million, or 2.2%, to $37.5 million at December 31, 2010 from $36.7 million at June 30, 2010.

Loans.  The increase in net loans reflected a continued demand for loans in our market area in a low interest rate environment.  The growth in our loan portfolio during the six months ended December 31, 2010 was in agricultural real estate which increased $0.5 million, or 9.0%, to $5.4 million at December 31, 2010 from $4.9 million at June 30, 2010.  Non-mortgage loans increased $0.3 million, or 18.9%, to $2.0 million at December 31, 2010 from $1.7 million at June 30, 2010.

Investments.  Investment securities decreased to $1.5 million at December 31, 2010 from $1.6 million at June 30, 2010.  Net pay-downs in government sponsored mortgage-backed securities represented the $0.1 million decrease.

Cash and cash equivalents.  Cash and cash equivalents decreased $2.1 million, or 41.9%, to $2.8 million at December 31, 2010 from $4.9 million at June 30, 2010.  The decrease in cash and cash equivalents was due to utilization of the funds to satisfy maturing Federal Home Loan Bank advances and to finance new lending.

Premises and equipment.  The balance in premises and equipment increased to $197,000 at December 31, 2010 from $175,000 at June 30, 2010 due to the purchase of new equipment and architectural fees associated with the design of a new facility.

Other real estate owned.  Other real estate owned decreased $120,000, or 75.0%, to $40,000 at December 31, 2010 from $160,000 at June 30, 2010 due to the sale of bank-owned property.  The remaining $40,000 represents a single family home listed for sale in our local market area.

Deposits.  Deposits decreased $0.4 million, or 1.7%, to $25.5 million at December 31, 2010 from $25.9 million at June 30, 2010.  The minimal decrease reflects seasonal fluctuations in customer account balances.

Borrowings.  Federal Home Loan Bank of Cincinnati advances decreased $1.5 million, or 20%, to $6.0 million at December 31, 2010 from $7.5 million at June 30, 2010.  A $0.5 million advance with a rate of 5.93% matured in August, a $1.0 million advance with a rate of 6.27% matured in September and a $1.0 million advance with a rate of 5.79% matured in November.  A new $1.0 million advance with a rate of 1.14% for four years was acquired in October.  We continue to utilize borrowings as an alternative funding source.  Our borrowings from the Federal Home Loan Bank of Cincinnati consist of advances with laddered terms of up to seven years.

(Continued)

23.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Equity.  Total equity increased $76,000, or 0.5%, to $10,660,000 at December 31, 2010 from $10,584,000 at June 30, 2010.  The change in equity is primarily a result of net income for the period partially offset by the allocation of ESOP shares which results in shares being subject to a repurchase obligation.  As such, the fair value of the shares subject to the repurchase obligation has been recorded outside of permanent equity.

Comparison of Results of Operations for the Three Months Ended December 31, 2010 and the Three Months Ended December 31, 2009

General.  Net income increased to $42,200 for the three months ended December 31, 2010 from $39,800 for the three months ended December 31, 2009.  The increase reflected a decrease in net interest expense, partially offset by an increase in noninterest expense.

Net Interest Income.  Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  Net interest income increased to $378,000 for the three months ended December 31, 2010 from $318,000 for the three months ended December 31, 2009.  This reflected an increase in our interest rate spread to 3.21% from 2.75% coupled with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 131.54% from 121.78%.  Our net interest margin increased to 3.60% from 3.16% primarily because our interest bearing liabilities repriced faster than our interest earning assets in the current low interest rate environment.

Interest Income.  Interest and dividend income decreased $1,700, or 0.3%, to $507,700 for the three months ended December 31, 2010 from $509,400 for the three months ended December 31, 2009.  The decrease reflected an increase in average interest-earning assets to $42.0 million for the three months ended December 31, 2010 compared to $40.2 million for the three months ended December 31, 2009, offset by a decrease in the average yield on interest earning assets to 4.84% for the three months ended December 31, 2010 from 5.07% for the three months ended December 31, 2009.

Interest income on loans increased $8,000, or 1.6%, to $489,000 for the three months ended December 31, 2010 from $481,000 for the three months ended December 31, 2009, reflecting an increase in the average balance of loans to $37.1 million from $35.8 million, which was partially offset by lower average yields on such balances, to 5.28% for the three months ended December 31, 2010 from 5.38% for the three months ended December 31, 2009.

Interest and dividend income on investment securities decreased to $11,000 for the three months ended December 31, 2010 from $16,000 for the three months ended December 31, 2009, reflecting a decrease in the average balance of such securities to $1.5 million for the three months ended December 31, 2010 from $1.8 million for the three months ended December 31,

(Continued)

24.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

2009, as well as a decrease in the average yield on available for sale securities to 2.50% from 3.40% and a decrease in the average yield on held to maturity securities to 3.40% from 3.74%.

Interest Expense.  Interest expense decreased $61,000, or 32.1%, to $130,000 for the three months ended December 31, 2010 from $191,000 for the three months ended December 31, 2009.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Interest expense on certificates of deposit decreased to $76,000 for the three months ended December 31, 2010 from $89,000 for the three months ended December 31, 2009.  The average balance of such certificates increased $0.5 million, or 3.3%, to $17.5 million for the three months ended December 31, 2010 from $17.0 million for the three months ended December 31, 2009.  The decrease in interest expense resulted from a decrease in the average cost of such certificates to 1.74% for the three months ended December 31, 2010 from 2.10% for the three months ended December 31, 2009.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased by $49,000, or 49.1%, to $51,000 for the three months ended December 31, 2010 from $100,000 for the three months ended December 31, 2009.  The decrease reflected the lower weighted average rate paid on such borrowings to 3.22% for the three months ended December 31, 2010 from 4.71% for the three months ended December 31, 2009 coupled with the decrease the average balance of such borrowings to $6.3 million for the three months ended December 31, 2010 from $8.5 million for the three months ended December 31, 2009.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended December 31, 2010 and 2009.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

(Continued)

25.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	(Dollars in thousands)

	Three months ended 12-31-2010			Three months ended 12-31-2009

	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$37,096	$489	5.28%	$35,810	$481	5.38%
Investment securities available
for sale	704	4	2.50%	780	6	3.40%
Investment securities held to
maturity	789	7	3.40%	1,016	10	3.74%
FHLB stock	398	4	4.03%	389	4	4.54%
Other interest-earning assets	3,018	4	0.42%	2,204	8	1.36%
Total interest-earning assets	42,005	508	4.84%	40,199	509	5.07%
Noninterest-earning assets	1,843			2,595

Total assets	$43,848			$42,794

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$8,067	$3	0.14%	$7,528	$2	0.13%
Certificates of deposit	17,524	76	1.74%	16,964	89	2.10%
Total interest-bearing
deposits	25,591	79	1.24%	24,492	91	1.49%

FHLB advances	6,333	51	3.22%	8,500	100	4.71%
Total interest-bearing
liabilities	31,924	130	1.63%	32,992	191	2.32%
Other noninterest-bearing
liabilities	1,253			2,325
Total liabilities	33,177			35,317

Total shareholder’s equity	10,671			7,477

Total liabilities and equity	$43,848			$42,794

Net interest income		$378			$318

Interest rate spread			3.21%			2.75%

Net interest margin			3.60%			3.16%

Average interest-earning assets to
average interest-bearing liabilities	131.54%			121.78%

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

No provision for loan losses was recorded for the three months ended December 31, 2010 and for the three months ended December 31, 2009.  The allowance for loan losses was $191,000, or 0.51% of total loans, at December 31, 2010, $191,000, or 0.52% of total loans at June 30, 2010, and $264,000, or 0.73% of total loans at December 31, 2009.  Total nonperforming loans were $90,000 at December 31, 2010 compared to $419,000 at December 31, 2009.  The allowance for loan losses decreased by $73,000 in the second half of the fiscal year ended June 30, 2010 due to the estimated decline in fair market value at acquisition of two properties acquired through foreclosure or deed in lieu of foreclosure in that same period which resulted in loan charge-offs.  These loans had specific loss allocations of $79,000 at December 31, 2009.  To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended December 31, 2010 and December 31, 2009.

Noninterest Income.  Our noninterest income decreased to $800 for the three months ended December 31, 2010 from $1,500 for the three months ended December 31, 2009.  The decrease was primarily due to the disposal of computer equipment that was not fully depreciated at the time of disposal during the three months ended December 31, 2010.

Noninterest Expense. Noninterest expense increased $55,000, or 21.3%, to $315,000 for the three months ended December 31, 2010 from $260,000 for the three months ended December 31, 2009.  As a result of the Company becoming subject to the federal securities laws, legal and professional fees, including annual meeting fees, increased $32,000, or 101.4%, to $64,000 for the three months ended December 31, 2010, from $32,000 for the three months ended December 31, 2009.  Salaries and employee benefits expense increased to $157,000 for the three months ended December 31, 2010 from $138,000 for the three months ended December 31, 2009, primarily due to higher pension and health care costs combined with ESOP expense which did not exist for the prior year period.  Data processing expense increased $9,000, or 58.0%, to $24,000 for the three months ended December 31, 2010 from $15,000 for the three months ended December 31, 2009.   The Company migrated to a new data processing system which includes an integrated general ledger and fixed asset accounting.

(Continued)

27.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Income Tax Expense. The provision for income taxes increased to $21,200 for the three months ended December 31, 2010, compared to $19,900 for the three months ended December 31, 2009, an increase of $1,300, or 6.5%, as a result of the increase in net income before income taxes.  The effective tax rate was relatively unchanged for the comparative periods.  The effective tax rate was 33.4% and 33.3%, respectively for the three months ended December 31, 2010 and 2009.

(Continued)

28.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Results of Operations for the Six Months Ended December 31, 2010 and the Six Months Ended December 31, 2009

General.  Net income decreased to $87,000 for the six months ended December 31, 2010 from $94,000 for the six months ended December 31, 2009.  The decrease reflected an increase in noninterest expense that exceeded the increase in net interest income.

Net Interest Income.  Net interest income increased to $743,000 for the six months ended December 31, 2010 from $624,000 for the six months ended December 31, 2009.  This reflected an increase in our interest rate spread to 3.08% from 2.67%, which was augmented by an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 131.15% from 122.71%.  Our net interest margin increased to 3.50% from 3.12%.

Interest Income.  Interest and dividend income increased $11,000, or 1.07%, to $1.03 million for the six months ended December 31, 2010 from $1.02 million for the six months ended December 31, 2009.  The increase reflected an increase in average interest-earning assets to $42.4 million for the six months ended December 31, 2010 compared to $40.0 million for the six months ended December 31, 2009, offset by a decrease in the average yield on interest earning assets to 4.86% for the six months ended December 31, 2010 from 5.10% for the six months ended December 31, 2009.

Interest income on loans increased $29,000, or 3.0%, to $992,000 for the six months ended December 31, 2010 from $963,000 for the six months ended December 31, 2009, reflecting an increase in the average balance of loans to $37.2 million from $35.6 million, which was partially offset by lower average yields on such balances, to 5.33% for the six months ended December 31, 2010 from 5.41% for the six months ended December 31, 2009.

Interest and dividend income on investment securities decreased to $23,000 for the six months ended December 31, 2010 from $34,000 for the six months ended December 31, 2009, reflecting a decrease in the average balance of such securities to $1.5 million for the six months ended December 31, 2010 from $1.9 million for the six months ended December 31, 2009, as well as a decrease in the average yield on available for sale securities to 2.51% from 3.56% and a decrease in the average yield on held to maturity securities to 3.42% from 3.70%.

Interest Expense.  Interest expense decreased $108,000, or 27.2%, to $289,000 for the six months ended December 31, 2010 from $397,000 for the six months ended December 31, 2009.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the six months ended December 31, 2010 compared to the six months ended December 31, 2009.

(Continued)

29.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense on certificates of deposit decreased to $158,000 for the six months ended December 31, 2010 from $198,000 for the six months ended December 31, 2009.  Although the average balance of such certificates increased to $17.6 million from $17.0 million, a decrease in the average cost of such certificates to 1.79% for the six months ended December 31, 2010 from 2.33% for the six months ended December 31, 2009 resulted in the decrease in interest expense.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased $69,000, or 35.4%, to $125,000 for the six months ended December 31, 2010 from $194,000 for the six months ended December 31, 2009.  The decrease reflected the lower weighted average rate paid on such borrowings to 3.80% for the six months ended December 31, 2010 from 4.75% for the six months ended December 31, 2009, coupled with a decrease in the average balance of such borrowings to $6.6 million for the six months ended December 31, 2010 from $8.2 million for the six months ended December 31, 2009.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the six months ended December 31, 2010 and 2009.  All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

(Continued)

30.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	(Dollars in thousands)

	Six months ended 12-31-2010			Six months ended 12-31-2009

	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$37,248	$992	5.33%	$35,605	$963	5.41%
Investment securities available
for sale	707	9	2.51%	846	15	3.56%
Investment securities held to
maturity	820	14	3.42%	1,045	19	3.70%
FHLB stock	398	8	4.26%	389	9	4.76%
Other interest-earning assets	3,259	9	0.54%	2,197	15	1.32%
Total interest-earning assets	42,432	1,032	4.86%	40,082	1,021	5.10%
Noninterest-earning assets	1,787			1,836

Total assets	$44,219			$41,918

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$8,136	$6	0.14%	$7,467	$5	0.13%
Certificates of deposit	17,625	158	1.79%	17,015	198	2.33%
Total interest-bearing
deposits	25,761	164	1.27%	24,482	203	1.66%

FHLB advances	6,583	125	3.80%	8,167	194	4.75%
Total interest-bearing
liabilities	32,344	289	1.78%	32,649	397	2.43%
Other noninterest-bearing
liabilities	1,228			1,818
Total liabilities	33,572			34,467

Total shareholder’s equity	10,647			7,451

Total liabilities and equity	$44,219			$41,918

Net interest income		$743			$624

Interest rate spread			3.08%			2.67%

Net interest margin			3.50%			3.12%

Average interest-earning assets to
average interest-bearing liabilities	131.15%			122.71%

(Continued)

31.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses.  No provision for loan losses was recorded for the six months ended December 31, 2010 or for the six months ended December 31, 2009.  The allowance for loan losses was $191,000, or 0.51% of total loans, at December 31, 2010, $191,000, or 0.52%, of total loans at June 30, 2010, and $264,000 or 0.73% of total loans at December 31, 2009.  Total nonperforming loans were $90,000 at December 31, 2010 compared to $419,000 at December 31, 2009.  The allowance for loan losses decreased by $73,000 in the second half of the fiscal year ended June 30, 2010 due to the estimated decline in fair market value at acquisition of two properties acquired through foreclosure or deed in lieu of foreclosure in that same period which resulted in loan charge-offs.  These loans had specific loss allocations of $79,000 at December 31, 2009.  To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended December 31, 2010 and December 31, 2009.

Noninterest Income.  Our noninterest income decreased to $900 for the six months ended December 31, 2010 from $2,700 for the six months ended December 31, 2009.  The decrease was primarily due to the net loss on operation and sale of REO coupled with the loss on disposal of computer equipment during the six months ended December 31, 2010 compared no activity in either of those areas for the six months ended December 31, 2009.

Noninterest Expense. Noninterest expense increased $128,000, or 26.3%, to $614,000 for the six months ended December 31, 2010 from $486,000 for the six months ended December 31, 2009.  As a result of the Company becoming subject to the federal securities laws, legal and professional fees, including annual meeting fees, increased $78,000, or 125.1%, to $140,000 for the six months ended December 31, 2010, from $62,000 for the six months ended December 31, 2009.  Salaries and employee benefits expense increased to $293,000 for the six months ended December 31, 2010 from $251,000 for the six months ended December 31, 2009, primarily due to higher pension and health care costs, impact of adding staff in the prior six month period that was not employed for the entire six month period, and ESOP expense which did not exist in the prior six months period.   Data processing expense increased $10,000, or 33.6%, to $41,000 for the three months ended December 31, 2010 from $31,000 for the three months ended December 31, 2009.   The Company migrated to a new data processing system which includes an integrated general ledger and fixed asset accounting.

Income Tax Expense. The provision for income taxes decreased to $43,500 for the six months ended December 31, 2010, compared to $47,100 for the six months ended December 31, 2009, a decrease of $3,600, or 7.6%, as a result of the decrease in net income before income taxes.  The effective tax rate was relatively unchanged for the comparative periods.  The effective tax rate was 33.4% and 33.4% for both six months ended December 31, 2010 and 2009.

(Continued)

32.

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $303,070 for the six months ended December 31, 2010 and $76,725 for the six months ended December 31, 2009.  The increase resulted from an increase in other accrued expenses and a decrease in other assets.

Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, and proceeds from securities and time deposit maturities.  Net cash flows used in investing activities were $(399,343) for the six months ended December 31, 2010 and net cash flows used in investing activities were $(1,048,479) for the six months ended December 31, 2009.  The decrease resulted from fewer new loan disbursements in the six months ended December 31, 2010.

Net cash from financing activities consisted primarily of activity in deposits and borrowings.  Net cash flows used in financing activities were $(1,945,929) for the six months ended December 31, 2010 and net cash flows from financing activities were $3,266,330 for the six months ended December 31, 2009.  The changes in net cash flows provided by and used for financing activities over the periods were primarily due to the proceeds from and repayments of FHLB advances.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At December 31, 2010 and June 30, 2010, cash and short-term investments totaled $2.8 million and $4.9 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At December 31, 2010 and June 30, 2010, we had outstanding commitments to originate loans of $55,000 and $436,000, respectively, and unfunded commitments under lines of credit of $0 and $7,500, respectively.  We also had unfunded commitments for residential construction loans totaling $85,000 and $351,000, respectively, at December 31, 2010 and June 30, 2010.  We anticipate that we will have sufficient funds available to meet our current loan commitments.  Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from December 31, 2010 totaled $10.5 million.  Management believes, based on past experience, that a significant portion

(Continued)

33.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration.  If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati.  At December 31, 2010, we had $6.0 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $10.5 million.

The Association is subject to various regulatory capital requirements.  At December 31, 2010 and June 30, 2010, we were in compliance with all applicable capital requirements.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio
December 31, 2010	(Dollars in thousands)

Total capital (to risk-weighted assets)	$9,718	37.5%	$2,594	10.0%
Tier I (core) capital (to risk-weighted assets)	9,528	36.7	1,556	6.0
Tier I (core) capital (to adjusted total assets)	9,528	22.0	2,169	5.0
Tangible capital (to adjusted total assets)	9,528	22.0		N/A

June 30, 2010

Total capital (to risk-weighted assets)	$9,570	35.5%	$2,694	10.0%
Tier I (core) capital (to risk-weighted assets)	9,380	34.8	1,616	6.0
Tier I (core) capital (to adjusted total assets)	9,380	20.6	2,280	5.0
Tangible capital (to adjusted total assets)	9,380	20.6		N/A

(Continued)

34.

VERSAILLES FINANCIAL CORPORATION
Other Items

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a- 15e.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

(Continued)

35.

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

Item 1A – Risk Factors - Disclosure of risk factors is not required by smaller reporting companies, such as the Company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – [Removed and Reserved].

Item 5 – Other Information – None.

Item 6 – Exhibits

Reference to
Exhibit		Previous Filing,
Number	Document	If Applicable

3.1	Articles of Incorporation of Versailles Financial Corporation	*

3.2	Bylaws of Versailles Financial Corporation	*

4	Form of Common Stock Certificate of Versailles Financial
	Corporation	*

10.1	Employee Stock Ownership Plan

10.2	Versailles Savings and Loan Company Deferred Compensation
	Plan	*

10.3	First Amendment to Versailles Savings and Loan Company
	Deferred Compensation Plan	*

10.4	Restated 2005 Sub-Plan to Versailles Savings and Loan
	Company Deferred Compensation Plan	*

(Continued)

36.

VERSAILLES FINANCIAL CORPORATION
Other Information

10.5	First Amendment to Restated 2005 Sub-Plan to Versailles
	Savings and Loan Company Deferred Compensation Plan	*

10.6	Trust Agreement for Versailles Savings and Loan Company
Deferred Compensation Plan and Restated 2005 Sub-Plan to
	Versailles Savings and Loan Deferred Compensation Plan	*

10.7	Employment Agreement between Versailles Savings and Loan
	Company and Douglas P. Ahlers, dated January 8, 2010	**

10.8	Employment Agreement between Versailles Savings and Loan
	Company and Cheryl J. Leach, dated January 8, 2010	**

31.1	Certification of Chief Executive Officer, Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer, Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
To Section 906 of the Sarbanes Oxley Act of 2002

_____________

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 17, 2009

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2010

(Continued)

37.

VERSAILLES FINANCIAL CORPORATION
Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION
(Registrant)

Date:	February 14, 2011	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President & CEO
(Principal Executive Officer)

Date:	February 14, 2011	/s/ Cheryl J. Leach
Cheryl J. Leach
Vice President & Treasurer
(Principal Accounting Officer)

(Continued)

38.