Form 10-Q
period 2011-03-31
Versailles Financial Corp
filed 2011-05-16
CIK 1471092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	Outstanding at May 16, 2011
427,504 Common Shares

Explanatory Note

Versailles Financial Corporation (the “Registrant”), headquartered in Versailles, Ohio, was formed to serve as the stock holding company for Versailles Savings and Loan Company following its mutual-to-stock conversion and stock offering.  The closing of the mutual to stock conversion and stock offering occurred on January 8, 2010.  The financial statements for periods prior to such date are for Versailles Savings and Loan Company.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and June 30, 2010

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents due from financial institutions	$2,600,572	$1,672,815
Overnight deposits	1,700,000	3,200,000
Total cash and cash equivalents	4,300,572	4,872,815
Interest-bearing time deposits in other financial institutions	292,000	486,000
Securities, available-for-sale	697,042	707,569
Securities held to maturity (fair value of $756,889 at
March 31, 2011 and $946,110 at June 30, 2010)	724,892	903,485
Federal Home Loan Bank stock	397,500	397,500
Loans, net of allowance of $205,817 and $190,817	36,745,414	36,722,899
Other real estate owned	-	160,000
Premises and equipment, net	256,723	174,645
Accrued interest receivable	134,328	134,889
Other assets	586,075	655,513

Total assets	$44,134,546	$45,215,315

LIABILITIES
Savings accounts	$8,482,131	$8,144,648
Certificates of deposit	17,685,973	17,792,043
Total deposits	26,168,104	25,936,691
Federal Home Loan Bank advances	6,000,000	7,500,000
Other liabilities	1,225,988	1,194,307

Common stock in ESOP subject to repurchase
obligation	26,248	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 427,504 shares issued	4,275	4,275
Additional paid-in capital	3,789,204	3,813,656
Retained earnings	8,097,571	7,954,578
Treasury stock, 35,460 shares, at cost	(354,600)	(354,600)
Unearned employee stock ownership plan shares	(320,620)	(333,450)
Accumulated other comprehensive loss	(501,624)	(500,142)
Total shareholders’ equity	10,714,206	10,584,317

Total liabilities and shareholders’ equity	$44,134,546	$45,215,315

1.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months and nine months ended March 31, 2011 and 2010

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$491,888	$487,841	$1,483,698	$1,450,842
Securities available for sale	3,873	4,992	12,579	19,723
Securities held-to-maturity	6,206	8,990	20,226	28,332
FHLB dividends	4,509	4,415	12,976	13,681
Deposits with banks	3,231	7,039	11,975	21,565
Total interest and dividend income	509,707	513,277	1,541,454	1,534,143

Interest expense
Deposits	72,430	83,507	236,016	286,370
FHLB advances	44,483	97,226	169,705	290,998
Total interest expense	116,913	180,733	405,721	577,368

Net interest income	392,794	332,544	1,135,733	956,775
Provisions for loan losses	15,000	10,000	15,000	10,000

Net interest income after provisions for loan losses	377,794	322,544	1,120,733	946,775

Noninterest income
Other income	1,364	995	4,577	3,702
Gain (loss) on sale of other real estate owned	1,530	-	(764)	-
Total noninterest income	2,894	995	3,813	3,702

Noninterest expense
Salaries and employee benefits	154,769	125,696	447,312	376,470
Occupancy and equipment	9,783	10,776	25,755	27,980
Directors’ fees	13,950	14,400	44,050	46,900
Data processing	16,389	16,843	57,785	47,825
Franchise taxes	26,312	21,000	67,658	64,238
Legal, accounting and exam fees	47,666	39,569	187,902	101,878
Federal deposit insurance	4,670	6,600	16,030	18,558
Other	22,561	21,330	63,161	58,342
Total noninterest expense	296,100	256,214	909,653	742,191

Income before income taxes	84,588	67,325	214,893	208,286
Income tax expense	28,400	22,879	71,900	69,979

Net income	$56,188	$44,446	$142,993	$138,307

Earnings per common share	$0.14	$0.11	$0.36	$0.11

2.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
Three months ended March 31, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2010	$-	$-	$7,882,892	$-	$-	$(398,986)	$7,483,906

Comprehensive income:

Net income for the period ended
March 31, 2010	-	-	44,446	-	-	-	44,446

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $3,068	-	-	-	-	-	(5,955)	(5,955)

Amortization of prior service cost for
supplemental retirement plan, net of
tax effects of $938	-	-	-	-	-	1,822	1,822

Total comprehensive income							40,413

Sale of 427,504 shares of $.01 par common
stock, net of conversion costs of $802,910	4,275	3,822,455		(354,600)			3,472,130

34,200 shares purchased under employee
stock ownership plan					(342,000)		(342,000)

Commitment to release 428 employee
stock ownership plan shares	-	-	-	-	4,280	-	4,280

Balance at March 31, 2010	$4,275	$3,822,455	$7,927,338	$(354,600)	$(337,720)	$(403,119)	$10,658,629

3.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
Three months ended March 31, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2011	$4,275	$3,796,556	$8,041,383	$(354,600)	$(324,900)	$(502,950)	$10,659,764

Comprehensive income

Net income for the period ended
March 31, 2011	-	-	56,188	-	-	-	56,188

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $256	-	-	-	-	-	(496)	(496)

Amortization of prior service cost for
supplemental retirement plan, net of
tax effects of $938	-	-	-	-	-	1,822	1,822

Total comprehensive income	57,514

Commitment to release 428 employee stock
ownership plan shares at fair value	-	1,796	-	-	4,280	-	6,076

Change in fair value of 1,710 allocated
ESOP common shares subject to
repurchase obligation	-	(9,148)	-	-	-	-	(9,148)

Balance, March 31, 2011	$4,275	$3,789,204	$8,097,571	$(354,600)	$(320,620)	$(501,624)	$10,714,206

4.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
Nine months ended March 31, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2009	$-	$-	$7,789,031	$-	$-	$(410,390)	$7,378,641

Comprehensive income:

Net income for the period ended
March 31, 2010	-	-	138,307	-	-	-	138,307

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $930	-	-	-	-	-	1,805	1,805

Amortization of prior service cost for
supplemental retirement plan, net of
tax effects of $2,815	-	-	-	-	-	5,466	5,466

Total comprehensive income							145,578

Sale of 427,504 shares of $.01 par common
stock, net of conversion costs of $802,910	4,275	3,822,455		(354,600)			3,472,130

34,200 shares purchased under employee
stock ownership plan					(342,000)		(342,000)

Commitment to release 428 employee
stock ownership plan shares	-	-	-	-	4,280	-	4,280

Balance at March 31, 2010	$4,275	$3,822,455	$7,927,338	$(354,600)	$(337,720)	$(403,119)	$10,658,629

5.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
Nine months ended March 31, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance, July 1, 2010	$4,275	$3,813,656	$7,954,578	$(354,600)	$(333,450)	$(500,142)	$10,584,317

Comprehensive income:

Net income for the period ended
March 31, 2011	-	-	142,993	-	-	-	142,993

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $3,579	-	-	-	-	-	(6,948)	(6,948)

Amortization of prior service cost for
supplemental retirement plan, net of tax
effects of $2,815	-	-	-	-	-	5,466	5,466

Total comprehensive income							141,511

Commitment to release 1,283 employee stock
ownership plan shares at fair value	-	1,796	-	-	12,830	-	14,626

Transfer of 1,710 allocated ESOP common
shares subject to repurchase obligation
at fair value	-	(17,100)	-	-	-	-	(17,100)

Change in fair value of 1,710 allocated
ESOP common shares subject to
repurchase obligation	-	(9,148)	-	-	-	-	(9,148)

Balance, March 31, 2011	$4,275	$3,789,204	$8,097,571	$(354,600)	$(320,620)	$(501,624)	$10,714,206

6.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended March 31, 2011 and 2010

	Nine months ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$142,993	$138,307
Adjustments to reconcile net income to
net cash provided from operating activities
Provision for loan losses	15,000	10,000
Depreciation on premises and equipment	6,777	5,249
Net (discount)/premium accretion on
securities and interest bearing time deposits	196	166
Loss (gain) on sale or disposal of premises and equipment	963	208
Loss on sale of other real estate owned	764	-
Compensation expense related to ESOP shares	14,626	4,280
Change in:
Deferred loan costs	10,259	2,394
Accrued interest receivable	561	16,929
Other assets	70,202	(131,008)
Other liabilities	39,962	(5,090)
Net cash from operating activities	302,303	41,435

Cash flow from investing activities
Maturities of time deposits	194,000	240,000
Maturities, repayments and calls of securities held to maturity	178,397	172,917
Proceeds from sale/maturities of securities available for sale	-	200,000
Loan originations and payments, net	(47,774)	(1,968,962)
Proceeds from sale of other real estate owned	159,236	-
Purchase of FHLB stock	-	(8,300)
Property and equipment purchases	(89,818)	(156,698)
Net cash from investing activities	394,041	(1,521,043)

Cash flow from financing activities
Net change in deposits	231,413	(402,364)
Proceeds from issuance of common stock,
net of conversion costs	-	3,117,530
Cash provided to ESOP	-	(342,000)
Proceeds from FHLB advances	1,000,000	2,000,000
Repayments of FHLB advances	(2,500,000)	(1,000,000)
Net cash from financing activities	(1,268,587)	3,373,166

Net change in cash and cash equivalents	(572,243)	1,893,558
Cash and cash equivalents, beginning of period	4,872,815	2,508,727

Cash and cash equivalents at end of period	$4,300,572	$4,402,285

7.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended March 31, 2011 and 2010

	Nine months ended March 31,
	2011	2010
Cash paid during the year for
Interest	$424,861	$589,519
Income taxes	-	130,155

Supplemental noncash disclosures:
Transfer from loans to real estate owned	$-	$40,000
Issuance of shares to Rabbi Trust to settle
obligation under deferred compensation
and supplemental retirement plans	-	354,600

8.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The accompanying unaudited consolidated financial statements include the accounts of Versailles Financial Corporation (“Versailles”) and its wholly owned subsidiary, Versailles Savings and Loan Company (“Association”).  Versailles and its subsidiary are collectively referred to as the (“Company”).  All material intercompany transactions have been eliminated.  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2011, the results of operations for the three months and nine months ended March 31, 2011 and 2010 and cash flows for the nine months ended March 31, 2011.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto filed as part of Versailles Financial Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 28, 2010.

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  Versailles had no potential common shares issuable under stock options or other agreements for the periods presented.

The weighted average number of shares outstanding for basic earnings per common share was 395,228 and 394,800 for the three months and nine months ended March 31, 2011, respectively.  On January 8, 2010, the Association converted from mutual to stock ownership with the concurrent formation of a holding company.  Accordingly, earnings per share for three and nine months ended March 31, 2010 was computed based on net income of the corporation from the closing of the stock offering through March 31, 2010.  The weighted average number of shares outstanding for basic earnings per common share was 393,518 for the three and nine months ended March 31, 2010.

Versailles established a Rabbi Trust and participants in the Association’s deferred compensation and supplemental retirement plans could elect to use all or some of the amounts in their accounts to purchase shares in the Company’s mutual to stock conversion.  These shares are held in the trust and the obligation under the deferred compensation and supplemental retirement plans will be settled with these shares.  As such, the shares are carried as treasury

9.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock in the consolidated balance sheet and the shares are considered outstanding for the purpose of calculating earnings per share.

Employee Stock Ownership Plan:   The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings.  Dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may exercise a put option and require the Company to repurchase their ESOP shares upon termination.  As a result, an amount of equity equal to the fair value of the allocated shares is reclassified out of shareholders’ equity.  As of March 31, 2011 there were 1,710 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $6,076 and $14,626 for the three months and nine months ended March 31, 2011, respectively.  Compensation expense related to the plan was $4,280 for the three and nine months ended March 31, 2010.

Reclassifications:  Some items in prior financial statements have been reclassified to conform to the current presentation.

Adoption of New Accounting Pronouncements:
In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance added additional disclosures to Note 3 – Loans.

In April 2011, the FASB issued guidance within the ASU 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be

(Continued)

10.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	March 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value

AMF Short US Government
Fund	$694,034	$3,008	$-	$697,042

	June 30, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value

AMF Short US Government
Fund	$694,034	$13,535	$-	$707,569

There were no sales of available-for-sale securities during the three or nine months ending March 31, 2011 or 2010.

(Continued)

11.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 2 – SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	March 31, 2011
	Gross Carrying Amount	Gross Unrecognized Gains	Unrecognized Losses	Fair Value

Government sponsored entities
residential mortgage-backed:
FHLMC	$343,130	$12,674	$-	$355,804
GNMA	92,378	3,162	-	95,540
FNMA	289,384	16,161	-	305,545

	$724,892	$31,997	$-	$756,889

	June 30, 2010
	Gross Carrying Amount	Gross Unrecognized Gains	Unrecognized Losses	Fair Value

Government sponsored entities
residential mortgage-backed:
FHLMC	$405,452	$13,894	$-	$419,346
GNMA	100,754	2,758	-	103,512
FNMA	397,279	25,973	-	423,252

	$903,485	$42,625	$-	$946,110

At March 31, 2011, the Company had no securities due at a single maturity date.  Additionally, the Company had no securities at March 31, 2011 or June 30, 2010 in an unrealized loss position.

(Continued)

12.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 3 - LOANS

Loans at March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011	June 30, 2010
Mortgage loans:
1-4 family real estate	$27,056,692	$27,555,970
Multi-family	244,736	188,607
Construction	167,350	171,391
Nonresidential real estate:
Business	2,315,968	2,308,904
Agricultural	5,248,504	4,945,303
Total mortgage loans	35,033,250	35,170,175

Commercial loans	554,165	473,419
Consumer loans:
Loans on deposits	56,885	93,024
Consumer auto	410,979	434,039
Consumer other secured	315,666	233,149
Consumer unsecured	535,618	454,983
Total consumer loans	1,319,148	1,215,195

Deferred loan costs	44,668	54,927
Allowance for loan losses	(205,817)	(190,817)

	$36,745,414	$36,722,899

(Continued)

13.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 3 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

	1-4 Family Real Estate	Multi-Family Real Estate	Construction Real Estate	Nonresidential Real Estate	Consumer Loans	Commercial Loans	Total
Allowance for loan losses:
Beginning balance	$125,291	$1,097	$1,206	$48,772	$12,271	$2,180	$190,817
Provision for loan losses	41,209	(705)	(938)	(24,566)	407	(407)	15,000
Loans charged-off	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-

Total ending allowance balance	$166,500	$392	$268	$24,206	$12,678	$1,773	$205,817

Activity in the allowance for loan losses was as follows for the three months ended March 31, 2010 and the nine months ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Allowance for loan losses:
Beginning balance	$190,817	$264,451	$190,817	$264,451
Provision for loan losses	15,000	10,000	15,000	10,000
Loans charged-off	-	(14,682)	-	(14,682)
Recoveries	-	-	-	-

Total ending allowance balance	$205,817	$259,769	$205,817	$259,769

(Continued)

14.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011:

	1-4 Family Real Estate	Multi-Family Real Estate	Construction Real Estate	Nonresidential Real Estate	Consumer Loans	Commercial Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	166,500	392	268	24,206	12,678	1,773	205,817

Total ending allowance balance	$166,500	$392	$268	$24,206	$12,678	$1,773	$205,817

Loans:
Individually evaluated for impairment	$78,070	$-	$-	$-	$-	$-	$78,070
Collectively evaluated for impairment	27,065,433	246,606	167,613	7,617,066	1,343,658	558,758	36,999,134

Total ending loans balance	$27,143,503	$246,606	$167,613	$7,617,066	$1,343,658	$558,758	$37,077,204

Included in recorded investment is $44,668 of deferred loan fees and $125,973 of accrued loan interest.

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

The majority of the Company’s loan portfolio is 1-4 family real estate and consumer loans made to individuals in the Company’s market area.  Repayment of these loans is dependent on general economic conditions and unemployment levels in the Company’s market area.  Nonresidential real estate loans consist of agricultural and business purpose income producing properties.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession.  We typically require additional collateral or personal guarantees on non-residential real estate and commercial loans.  Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.  At March 31, 2011, we had no non-residential real estate loans that were delinquent or nonperforming.  Multi-family, construction real estate and commercial loans in total make up less than 3% of our loan portfolio.

(Continued)

15.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 3 – LOANS (Continued)

Individually impaired loans were as follows.
	At March 31, 2011	At June 30, 2010
End of period unpaid principal balance of loans
with no allocated allowance for loan losses	$78,040	$90,181
End of period unpaid principal balance of loans
with allocated allowance for loan losses	-	-

Total	$78,040	$90,181

Amount of the allowance for loan losses allocated	$-	$-

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2011:

	Unpaid Principal Balance	Allowance for Recorded Investment	Average Loan Losses Allocated	Interest Recorded Investment	Cash Basis Income Recognized	Interest Recognized
With no related allowance recorded:
1-4 Family Real Estate	$78,040	$78,070	$-	$82,117	$3,231	$3,231
Multi-Family Real Estate	-	-	-	-	-	-
Construction Real Estate	-	-	-	-	-	-
Nonresidential Real Estate	-	-	-	-	-	-
Consumer Loans	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Real Estate	-	-	-	-	-	-
Multi-Family Real Estate	-	-	-	-	-	-
Construction Real Estate	-	-	-	-	-	-
Nonresidential Real Estate	-	-	-	-	-	-
Consumer Loans	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-

Total	$78,040	$78,070	$-	$82,117	$3,231	$3,231

(Continued)

16.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 3 – LOANS (Continued)

The following tables present information for loans individually evaluated for impairment as of and for the three months ended March 31, 2011 and 2010 and as of and for the nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Average of unpaid principal balance of impaired
loans during the period	$82,087	$289,133
Interest income recognized during impairment	3,231	2,402
Cash-basis interest income recognized	3,231	2,402

	Nine Months Ended March 31,
	2011	2010
Average of unpaid principal balance of impaired
loans during the period	$87,483	$296,164
Interest income recognized during impairment	3,231	3,675
Cash-basis interest income recognized	3,231	3,675

The following tables present the unpaid principal balance in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and June 30, 2010.

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31, 2011	June 30, 2010	March 31, 2011	June 30, 2010
Interest and dividend income
1-4 Family Real Estate	$78,040	$90,181	$-	$-
Multi-Family Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Nonresidential Real Estate	-	-	-	-
Consumer Loans	-	-	-	-
Commercial Loans	-	-	-	-
Total	$78,040	$90,181	$-	$-

Unpaid principal balance of nonperforming loans was as follows at period end.

	At March 31, 2011	At June 30, 2010
Loans past due over 90 days still accruing interest	$-	$-
Nonaccrual loans	78,040	90,181

Nonperforming loans to total loans	0.21%	0.24%

Allowance for loan losses to total nonperforming loans	263.73%	211.59%

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

17.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment of past due loans as of March 31, 2011 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

1-4 Family real estate	$-	$78,070	$-	$78,070	$27,065,433	$27,143,503
Multi-family real estate	-	-	-	-	246,606	246,606
Construction real estate	-	-	-	-	167,613	167,613
Nonresidential real estate:
Business	207,571	-	-	207,571	2,116,134	2,323,705
Agricultural	-	-	-	-	5,293,361	5,293,361
Commercial loans	-	-	-	-	558,758	558,758
Consumer loans:
Loans on deposits	-	-	-	-	59,172	59,172
Consumer auto	-	-	-	-	416,642	416,642
Consumer other secured	60,703	-	-	60,703	260,850	321,553
Consumer unsecured	40,910	-	-	40,910	505,381	546,291

Total	$309,184	$78,070	$-	$387,254	$36,689,950	$37,077,204

Troubled Debt Restructurings:

The Company had no troubled debt restructurings and no customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2011 and June 30, 2010.

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

(Continued)

18.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 3 – LOANS (Continued)

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans at recorded investment is as follows:

	Special Pass	Not Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$-	$78,070	$-	$-	$27,065,433
Multi-Family real estate	246,606	-	-	-	-
Construction real estate	167,613	-	-	-	-
Nonresidential real estate:
Business	2,323,705	-	-	-	-
Agricultural	5,293,361	-	-	-	-
Commercial loans	558,758	-	-	-	-

Total	$8,590,043	$78,070	$-	$-	$27,065,433

The Company does not make subprime loans.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment of residential and consumer loans based on payment activity as of March 31, 2011:

	Consumer				Residential
	Loans on Deposits	Other Auto	Secured	Unsecured	Multi-family	Construction

Performing	$59,172	$416,642	$321,553	$546,291	$246,606	167,613
Nonperforming	-	-	-	-	-	-

Total	$59,172	$416,642	$321,553	$546,291	$246,606	$167,613

Included in recorded investment is $7,182 of deferred loan fees and $19,461 of accrued loan interest.

(Continued)

19.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

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

(Continued)

20.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 4 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AMF Short US Government
Fund	$697,042	$-	$-

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AMF Short US Government
Fund	$707,569	$-	$-

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2011 or June 30, 2010.

(Continued)

21.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Three and nine months ended March 31, 2011

NOTE 4 – FAIR VALUE (Continued)

The carrying amount and estimated fair values of financial instruments were as follows at period-end.

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$4,300,572	$4,300,572	$4,872,815	$4,872,815
Interest bearing time deposits
in other financial institutions	292,000	292,000	486,000	486,000
Securities available for sale	697,042	697,042	707,569	707,569
Securities held to maturity	724,892	756,889	903,485	946,110
Net loans	36,745,414	38,517,000	36,722,899	39,161,000
FHLB stock	397,500	N/A	397,500	N/A
Accrued interest receivable	134,328	134,328	134,889	134,889

Financial liabilities:
Deposits	(26,168,104)	(26,402,000)	(25,936,691)	(26,280,000)
FHLB advances	(6,000,000)	(6,157,000)	(7,500,000)	(7,903,000)
Accrued interest payable	(52,853)	(52,853)	(71,994)	(71,994)

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

24.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

General.  Our total assets decreased to $44.1 million at March 31, 2011 from $45.2 million at June 30, 2010.  Cash and cash equivalents decreased $0.6 million, or 11.7%, to $4.3 million at March 31, 2011 from $4.9 million at June 30, 2010.  Interest-bearing time deposits decreased $0.2 million, or 39.9%, to $0.3 million at March 31, 2011 from $0.5 million at June 30, 2010.  Securities held to maturity decreased $0.2 million, or 19.8%, to $0.7 million at March 31, 2011 from $0.9 million at June 30, 2010.

Loans.  Net loans were relatively unchanged at $36.7 million at both March 31, 2011 and June 30, 2010.  1-4 family, multifamily and construction real estate loans decreased $0.4 million, or 1.6%, to $27.5 million at March 31, 2011 from $27.9 million at June 30, 2010.  This decrease represents a decrease of $0.5 million in 1-4 family loans and a slight decrease in construction loans, offset by a modest increase in multi-family loans.  Nonresidential real estate loans increased $0.3 million, or 4.3%, to $7.6 million at March 31, 2011 from $7.3 million at June 30, 2010 with the largest growth in agricultural real estate.  Consumer loans increased $0.1 million, or 8.6%, to $1.3 million at March 31, 2011 from $1.2 million at June 30, 2010.

Investments.  Investment securities decreased $0.2 million, or 11.7%, to $1.4 million at March 31, 2011 from $1.6 million at June 30, 2010.  Net pay-downs in government sponsored mortgage-backed securities represented the $0.2 million decrease.

Cash and cash equivalents.  Cash and cash equivalents decreased $0.6 million, or 11.7%, to $4.3 million at March 31, 2011 from $4.9 million at June 30, 2010.  The decrease in cash and cash equivalents was due to utilization of the funds to satisfy maturing Federal Home Loan Bank advances.

Premises and equipment.  The balance in premises and equipment increased to $257,000 at March 31, 2011 from $175,000 at June 30, 2010 due to the purchase of new equipment and architectural fees associated with the design of a new facility.

Other real estate owned.  Other real estate owned decreased $160,000, or 100.0%, to $0 at March 31, 2011 from $160,000 at June 30, 2010 due to the sale of bank-owned property.

Deposits.  Deposits increased $230,000, or 0.9%, to $26,170,000 at March 31, 2011 from $25,940,000 at June 30, 2010.  The minimal increase reflects seasonal fluctuations in customer account balances.

Borrowings.  Federal Home Loan Bank of Cincinnati advances decreased $1.5 million, or 20%, to $6.0 million at March 31, 2011 from $7.5 million at June 30, 2010.  A $0.5 million advance with a rate of 5.93% matured in August, a $1.0 million advance with a rate of 6.27% matured in September and a $1.0 million advance with a rate of 5.79% matured in November.  A new $1.0 million advance with a rate of 1.14% for four years was acquired in October.  We continue to

25.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

utilize borrowings as an alternative funding source.  Our borrowings from the Federal Home Loan Bank of Cincinnati consist of advances with laddered terms of up to six years.

Equity.  Total equity increased $130,000, or 1.2%, to $10,714,000 at March 31, 2011 from $10,584,000 at June 30, 2010.  The change in equity is primarily a result of net income for the period partially offset by the allocation of ESOP shares which results in shares being subject to a repurchase obligation.  As such, the fair value of the shares subject to the repurchase obligation has been recorded outside of permanent equity.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010

General.  Net income increased to $56,200 for the three months ended March 31, 2011 from $44,400 for the three months ended March 31, 2010.  The increase reflected an increase in net interest income that exceeded the increase in noninterest expense, partially offset by an increase in the provision for loan losses.

Net Interest Income.  Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  Net interest income increased to $393,000 for the three months ended March 31, 2011 from $332,000 for the three months ended March 31, 2010.  This reflected an increase in our interest rate spread to 3.43% from 2.71% coupled with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 130.66% from 128.14%.  Our net interest margin increased to 3.78% from 3.19% primarily because our interest bearing liabilities repriced faster than our interest earning assets in the current low interest rate environment.

Interest Income.  Interest and dividend income decreased $3,600, or 0.7%, to $509,700 for the three months ended March 31, 2011 from $513,300 for the three months ended March 31, 2010.  Average interest-earning assets remained relatively unchanged at $41.6 million for the three months ended March 31, 2011 and March 31, 2010.  The average yield on interest earning assets decreased to 4.90% for the three months ended March 31, 2011 from 4.93% for the three months ended March 31, 2010.

Interest income on loans increased $4,000, or 0.8%, to $492,000 for the three months ended March 31, 2011 from $488,000 for the three months ended March 31, 2010, reflecting an increase in the average balance of loans to $37.1 million from $36.3 million, which was partially offset by lower average yields on such balances, to 5.31% for the three months ended March 31, 2011 from 5.37% for the three months ended March 31, 2010.

Interest and dividend income on investment securities decreased $4,000, or 27.9%, to $10,000 for the three months ended March 31, 2011 from $14,000 for the three months ended March 31,

26.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

2010, reflecting a decrease in the average balance of such securities to $1.4 million for the three months ended March 31, 2011 from $1.7 million for the three months ended March 31, 2010, as well as a decrease in the average yield on available for sale securities to 2.23% from 2.88% and a decrease in the average yield on held to maturity securities to 3.36% from 3.73%.

Interest Expense.  Interest expense decreased $64,000, or 35.3%, to $117,000 for the three months ended March 31, 2011 from $181,000 for the three months ended March 31, 2010.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Interest expense on certificates of deposit decreased to $70,000 for the three months ended March 31, 2011 from $81,000 for the three months ended March 31, 2010.  The average balance of such certificates increased $0.8 million, or 5.3%, to $17.6 million for the three months ended March 31, 2011 from $16.8 million for the three months ended March 31, 2010.  The decrease in interest expense resulted from a decrease in the average cost of such certificates to 1.58% for the three months ended March 31, 2011 from 1.94% for the three months ended March 31, 2010.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased by $53,000, or 54.3%, to $44,000 for the three months ended March 31, 2010 from $97,000 for the three months ended March 31, 2010.  The decrease reflected the lower weighted average rate paid on such borrowings to 2.97% for the three months ended March 31, 2011 from 4.58% for the three months ended March 31, 2010 coupled with the decrease in the average balance of such borrowings to $6.0 million for the three months ended March 31, 2011 from $8.5 million for the three months ended March 31, 2010.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2011 and 2010.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

27.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	(Dollars in thousands)

	Three months ended March 31, 2011			Three months ended March 31, 2010

	Average Balance	Interest And Dividends	Yield/Cost	Average Balance	Interest And Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$37,075	$492	5.31%	$36,306	$488	5.37%
Investment securities available
for sale	698	4	2.23%	705	5	2.88%
Investment securities held to
maturity	738	6	3.36%	964	9	3.73%
FHLB stock	398	5	4.54%	392	4	4.50%
Other interest-earning assets	2,688	3	0.48%	3,281	7	0.86%
Total interest-earning assets	41,597	510	4.90%	41,648	513	4.93%
Noninterest-earning assets	2,192			2,506

Total assets	$43,789			$44,154

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$8,188	$3	0.13%	$7,239	$3	0.13%
Certificates of deposit	17,646	70	1.58%	16,755	81	1.94%
Total interest-bearing
deposits	25,834	73	1.12%	23,994	84	1.39%

FHLB advances	6,000	44	2.97%	8,500	97	4.58%
Total interest-bearing
liabilities	31,834	117	1.47%	32,494	181	2.22%

Other noninterest-bearing liabilities	1,237			1,014

Common stock in ESOP subject to
repurchase obligation	24			-

Total shareholder’s equity	10,694			10,646

Total liabilities and equity	$43,789			$44,154

Net interest income		$393			$332

Interest rate spread			3.43%			2.71%

Net interest margin			3.78%			3.19%

Average interest-earning assets to
average interest-bearing liabilities	130.66%			128.14%

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

A provision for loan losses of $15,000 was recorded for the three months ended March 31, 2011 compared to a provision for loan losses of $10,000 recorded for the three months ended March 31, 2010.  The additional reserves are due to declining real estate values both nationally and regionally.  The allowance for loan losses was $206,000, or 0.56% of total loans, at March 31, 2011, $191,000, or 0.52% of total loans at June 30, 2010, and $260,000, or 0.71% of total loans at March 31, 2010.  Total nonperforming loans were $78,000 at March 31, 2011 compared to $365,000 at March 31, 2010.  The $287,000 decrease in nonperforming loans was comprised of $23,000 in principal reductions on 1-4 family loans, a $65,000 1-4 family loan that had been over 90 days past due was brought current in May of 2010 and foreclosure on a $199,000 multi-family loan in April of 2010.  The allowance for loan losses decreased by $73,000 in the second half of the fiscal year ended June 30, 2010 due to the estimated decline in fair market value at acquisition of two properties acquired through foreclosure or deed in lieu of foreclosure in that same period which resulted in loan charge-offs.  These loans had specific loss allocations of $79,000 at March 31, 2010.  No specific loss allocations were deemed probable on impaired loans at March 31, 2011.  To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended March 31, 2011 and March 31, 2010.

Noninterest Income.  Our noninterest income increased to $3,000 for the three months ended March 31, 2011 from $1,000 for the three months ended March 31, 2010.  The increase was primarily due to the sale of bank-owned real estate at a gain during the three months ended March 31, 2011.

Noninterest Expense. Noninterest expense increased $40,000, or 15.6%, to $296,000 for the three months ended March 31, 2011 from $256,000 for the three months ended March 31, 2010.  As a result of the Company being subject to the federal securities laws and stock holder accounting requirements, legal and professional fees increased $8,000, or 20.5%, to $48,000 for the three months ended March 31, 2011, from $40,000 for the three months ended March 31, 2010.  Salaries and employee benefits expense increased $29,000, or 23.1%, to $155,000 for the three months ended March 31, 2011 from $126,000 for the three months ended March 31, 2010, primarily due to higher pension and health care costs combined with ESOP expense related to

29.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

the allocation of shares.  Franchise taxes increased $5,000, or 25.3%, to $26,000 for the three months ended March 31, 2011 from $21,000 for the three months ended March 31, 2010.

Income Tax Expense. The provision for income taxes increased to $28,400 for the three months ended March 31, 2011, compared to $22,900 for the three months ended March 31, 2010, an increase of $5,500, or 24.1%, as a result of the increase in net income before income taxes.  The effective tax rate was 33.6% and 34.0%, respectively, for the three months ended March 31, 2011 and 2010.

Comparison of Results of Operations for the Nine Months Ended March 31, 2011 and the Nine Months Ended March 31, 2010

General.  Net income increased to $143,000 for the nine months ended March 31, 2011 from $138,000 for the nine months ended March 31, 2010.  The increase reflected an increase in net interest income that exceeded the increase in noninterest expense, partially offset by an increase in the provision for loan losses.

Net Interest Income.  Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  Net interest income increased to $1,136,000 for the nine months ended March 31, 2011 from $957,000 for the nine months ended March 31, 2010.  This reflected an increase in our interest rate spread to 3.20% from 2.68%, which was augmented by an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 130.99% from 124.51%.  Our net interest margin increased to 3.59% from 3.14%.

Interest Income.  Interest and dividend income was relatively unchanged at $1.5 million for the nine months ended March 31, 2011 and March 31, 2010.  Average interest-earning assets increased to $42.1 million for the nine months ended March 31, 2011 compared to $40.6 million for the nine months ended March 31, 2010, offset by a decrease in the average yield on interest earning assets to 4.88% for the nine months ended March 31, 2011 from 5.04% for the nine months ended March 31, 2010.

Interest income on loans increased $33,000, or 2.3%, to $1.48 million for the nine months ended March 31, 2011 from $1.45 million for the nine months ended March 31, 2010, reflecting an increase in the average balance of loans to $37.2 million from $35.8 million, which was partially offset by a decrease in average yields on such balances to 5.32% for the nine months ended March 31, 2011 from 5.40% for the nine months ended March 31, 2010.

Interest and dividend income on investment securities decreased $15,000, or 31.7%, to $33,000 for the nine months ended March 31, 2011 from $48,000 for the nine months ended March 31, 2010, reflecting a decrease in the average balance of such securities to $1.5 million for the nine months ended March 31, 2011 from $1.8 million for the nine months ended March 31, 2010, as

30.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

well as a decrease in the average yield on available for sale securities to 2.42% from 3.36% and a decrease in the average yield on held to maturity securities to 3.40% from 3.71%.

Interest Expense.  Interest expense decreased $172,000, or 29.7%, to $405,000 for the nine months ended March 31, 2011 from $577,000 for the nine months ended March 31, 2010.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.

Interest expense on certificates of deposit decreased $51,000, or 18.5%, to $228,000 for the nine months ended March 31, 2011 from $279,000 for the nine months ended March 31, 2010.  Although the average balance of such certificates increased to $17.6 million from $16.9 million, a decrease in the average cost of such certificates to 1.72% for the nine months ended March 31, 2011 from 2.20% for the nine months ended March 31, 2010 resulted in the decrease in interest expense.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased $122,000, or 41.7%, to $169,000 for the nine months ended March 31, 2011 from $291,000 for the nine months ended March 31, 2010.  The decrease reflected a decrease in the weighted average rate paid on such borrowings to 3.54% for the nine months ended March 31, 2011 from 4.69% for the nine months ended March 31, 2010, coupled with a decrease in the average balance of such borrowings to $6.4 million for the nine months ended March 31, 2011 from $8.3 million for the nine months ended March 31, 2010.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the nine months ended March 31, 2011 and 2010.  All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

31.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	(Dollars in thousands)

	Nine months ended March 31, 2011			Nine months ended March 31, 2010

	Average Balance	Interest And Dividends	Yield/Cost	Average Balance	Interest And Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$37,190	$1,484	5.32%	$35,839	$1,451	5.40%
Investment securities available
for sale	703	13	2.42%	799	20	3.36%
Investment securities held to
maturity	793	20	3.40%	1,018	28	3.71%
FHLB stock	398	13	4.35%	390	14	4.68%
Other interest-earning assets	3,069	11	0.52%	2,558	21	1.12%
Total interest-earning assets	42,153	1,541	4.88%	40,604	1,534	5.04%
Noninterest-earning assets	1,922			2,059

Total assets	$44,075			$42,663

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$8,153	$8	0.14%	$7,391	$7	0.13%
Certificates of deposit	17,632	228	1.72%	16,928	279	2.20%
Total interest-bearing
deposits	25,785	236	1.22%	24,319	286	1.57%

FHLB advances	6,389	169	3.54%	8,278	291	4.69%
Total interest-bearing
liabilities	32,174	405	1.68%	32,597	577	2.36%

Other noninterest-bearing liabilities	1,230			1,550

Common stock in ESOP subject to
repurchase obligation	10			-

Total shareholder’s equity	10,661			8,516

Total liabilities and equity	$44,075			$42,663

Net interest income		$1,136			$957

Interest rate spread			3.20%			2.68%

Net interest margin			3.59%			3.14%

Average interest-earning assets to
average interest-bearing liabilities	130.99%			124.51%

32.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses.  A provision for loan losses of $15,000 was recorded for the nine months ended March 31, 2011 compared to a provision for loan losses of $10,000 recorded for the nine months ended March 31, 2010.  The additional reserves are due to declining real estate values both nationally and regionally.  The allowance for loan losses was $206,000, or 0.56% of total loans, at March 31, 2011, $191,000, or 0.52%, of total loans at June 30, 2010, and $260,000 or 0.71% of total loans at March 31, 2010.  Total nonperforming loans were $78,000 at March 31, 2011 compared to $365,000 at March 31, 2010.  The $287,000 decrease in nonperforming loans was comprised of $23,000 in principal reductions on 1-4 family loans, a $65,000 1-4 family loan that had been over 90 days past due was brought current in May of 2010 and foreclosure on a $199,000 multi-family loan in April of 2010.  The allowance for loan losses decreased by $73,000 in the second half of the fiscal year ended June 30, 2010 due to the estimated decline in fair market value at acquisition of two properties acquired through foreclosure or deed in lieu of foreclosure in that same period which resulted in loan charge-offs.  These loans had specific loss allocations of $79,000 at March 31, 2010.  No specific loss allocations were deemed probable on impaired loans at March 31, 2011.  To the best of our knowledge, we have recorded all probable incurred credit losses for the period ended March 31, 2011 and March 31, 2010.

Noninterest Income.  Noninterest income remained relatively unchanged at $4,000 for the nine months ended March 31, 2011 and March 31, 2010.

Noninterest Expense. Noninterest expense increased $168,000, or 22.6%, to $910,000 for the nine months ended March 31, 2011 from $742,000 for the nine months ended March 31, 2010.  As a result of the Company being subject to the federal securities laws and stock holder accounting requirements, legal and professional fees, including annual meeting fees, increased $86,000, or 84.4%, to $188,000 for the nine months ended March 31, 2011, from $102,000 for the nine months ended March 31, 2010.  Salaries and employee benefits expense increased $71,000, or 18.8%, to $447,000 for the nine months ended March 31, 2011 from $376,000 for the nine months ended March 31, 2010, primarily due to higher pension and health care costs, impact of adding staff in the prior nine month period that was not employed for the entire nine month period, and ESOP expense related to the allocation of shares which was not applicable for six months of the prior nine month period.   Data processing expense increased $10,000, or 20.8%, to $58,000 for the nine months ended March 31, 2011 from $48,000 for the nine months ended March 31, 2010.   The Company migrated to a new data processing system which includes an integrated general ledger and fixed asset accounting.

Income Tax Expense. The provision for income taxes increased to $72,000 for the nine months ended March 31, 2011, compared to $70,000 for the nine months ended March 31, 2010, an increase of $2,000, or 2.7%, as a result of the increase in net income before income taxes.  The effective tax rate was relatively unchanged for the comparative periods.  The effective tax rate was 33.5% for the nine months ended March 31, 2011 and 33.6% for the nine months ended March 31, 2010.

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $302,303 for the nine months ended March 31, 2011 and $41,435 for the nine months ended March 31, 2010.  The increase resulted from an increase in other accrued expenses and a decrease in other assets.

Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, and proceeds from securities and time deposit maturities.  Net cash flows used in investing activities were $394,041 for the nine months ended March 31, 2011 and net cash flows used in investing activities were $(1,521,043) for the nine months ended March 31, 2010.  The increase resulted from fewer new loan disbursements in the nine months ended March 31, 2011.

Net cash from financing activities consisted primarily of activity in deposits and borrowings.  Net cash flows used in financing activities were $(1,268,587) for the nine months ended March 31, 2011 and net cash flows from financing activities were $3,373,166 for the nine months ended March 31, 2010.  The changes in net cash flows provided by and used for financing activities over the periods were primarily due to the issuance in common stock for the nine months ended March 31, 2010.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At March 31, 2011 and June 30, 2010, cash and short-term investments totaled $4.3 million and $4.9 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At March 31, 2011 and June 30, 2010, we had outstanding commitments to originate loans of $858,000 and $436,000, respectively, and unfunded commitments under lines of credit of $0 and $7,500, respectively.  We also had unfunded commitments for residential construction loans totaling $353,000 and $351,000, respectively, at March 31, 2011 and June 30, 2010.  We anticipate that we will have sufficient funds available to meet our current loan commitments.  Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from March 31, 2011 totaled $11.1 million.  Based on past experience, Management believes that a significant portion of such

34.

VERSAILLES FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration.  If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati.  At March 31, 2011, we had $6.0 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $10.5 million.

The Association is subject to various regulatory capital requirements.  At March 31, 2011 and June 30, 2010, we were in compliance with all applicable capital requirements.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio
March 31, 2011	(Dollars in thousands)

Total capital (to risk-weighted assets)	$9,807	37.9%	$2,591	10.0%
Tier I (core) capital (to risk-weighted assets)	9,602	37.1	1,554	6.0
Tier I (core) capital (to adjusted total assets)	9,602	21.8	2,206	5.0
Tangible capital (to adjusted total assets)	9,602	21.8	N/A	N/A

June 30, 2010

Total capital (to risk-weighted assets)	$9,570	35.5%		$2,694
Tier I (core) capital (to risk-weighted assets)	9,380	34.8	1,616	6.0
Tier I (core) capital (to adjusted total assets)	9,380	20.6	2,280	5.0
Tangible capital (to adjusted total assets)	9,380	20.6	N/A	N/A

35.

VERSAILLES FINANCIAL CORPORATION
Other Items

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

36.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – [Removed and Reserved].

Item 5 – Other Information – None.

Item 6 – Exhibits

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3.1	Articles of Incorporation of Versailles Financial Corporation	*

3.2	Bylaws of Versailles Financial Corporation	*

4	Form of Common Stock Certificate of Versailles Financial
	Corporation	*

10.1	Employee Stock Ownership Plan

10.2	Versailles Savings and Loan Company Deferred Compensation
	Plan	*

10.3	First Amendment to Versailles Savings and Loan Company
	Deferred Compensation Plan	*

10.4	Restated 2005 Sub-Plan to Versailles Savings and Loan
	Company Deferred Compensation Plan	*

10.5	First Amendment to Restated 2005 Sub-Plan to Versailles
	Savings and Loan Company Deferred Compensation Plan	*

37.

VERSAILLES FINANCIAL CORPORATION
Other Information

10.6	Trust Agreement for Versailles Savings and Loan Company Deferred Compensation Plan and Restated 2005 Sub-Plan to Versailles Savings and Loan Deferred Compensation Plan	*

10.7	Employment Agreement between Versailles Savings and Loan Company and Douglas P. Ahlers, dated January 8, 2010	**

10.8	Employment Agreement between Versailles Savings and LoanCompany and Cheryl J. Leach, dated January 8, 2010	**

31.1	Certification of Chief Executive Officer, Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer, Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 17, 2009

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SECon January 11, 2010

38.

VERSAILLES FINANCIAL CORPORATION
Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION
(Registrant)

Date: May 16, 2011	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President & CEO
(Principal Executive Officer)

Date:May 16, 2011	/s/ Cheryl J. Leach
Cheryl J. Leach
Vice President & Treasurer
(Principal Accounting Officer)

39.