Form 10-K
period 2011-06-30
Versailles Financial Corp
filed 2011-09-28
CIK 1471092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-53870

VERSAILLES FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-1330256
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27 East Main Street, Versailles, Ohio	45380
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 31, 2011, there were issued and outstanding 427,504 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2010, was $0.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant	Part III

Versailles Financial Corporation
Annual Report on Form 10-K
For The Year Ended
June 30, 2011

Note:

Because there were no reported transactions in our stock during the year ended June 30, 2011, there is no market price information for our common stock for the period ended June 30, 2011, including the quarter ended December 31, 2010, our most recently completed second fiscal quarter, and, accordingly, the market value as of the end of that quarter, computed by reference to the last sale price during that quarter, was $0.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions, nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	further declines in the yield on our assets resulting from the current low market interest rate environment;

•	adverse changes in the local, national and international agricultural markets, including weather, pests and government regulation and support, which impact the value of our farmland loans;

•	our ability to successfully implement our plan to increase our non-residential lending without significant decrease in asset quality;

•	risks related to high concentration of loans secured by real estate located in our market area;

•	our success in building our new home office on a cost effective basis;

•	our ability to offer new deposit products on a cost-effective basis and develop and gather core deposits;

•	our ability to manage costs as a public company;

•	our reliance on a small executive staff;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, additional consumer protection requirements and changes in the level of government support of housing finance;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations promulgated thereunder, including the likely impact on our compliance costs of our being subject to regulations by the Federal Reserve Board and the FDIC rather than the Office of Thrift Supervision;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	decreases in asset quality, including significant increases in our loan losses;

•	future deposit insurance premium levels and special assessments;

•	significantly increased competition with depository and non-depository financial institutions;

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

Versailles Financial Corporation

Versailles Financial Corporation is a Maryland corporation that owns all of the outstanding shares of common stock of Versailles Savings and Loan Company, which we sometimes refer to as “Versailles Savings.”  Versailles Financial Corporation’s assets consist primarily of its ownership in the shares of Versailles Savings’ common stock and a loan to its employee stock ownership plan.

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

Versailles Savings and Loan Company had total assets of $44.5 million, total loans of $37.5 million, total liabilities of $33.5 million, including total deposits of $26.5 million, and equity of $11.0 million as of June 30, 2011.  At that date, 62.6% of our assets were one- to four-family residential mortgage loans, 17.2% were non-residential real estate loans, and 1.6% were mortgage-backed securities.

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

The unemployment rate in Darke County in June 2011 was 9.3%, compared to 9.0% for the State of Ohio and 9.1% for the United States. The population of Darke County reflected net out-migration from 2000 to 2010, declining from approximately 53,300 to approximately 52,959.  The median household income in Darke County increased from $39,307 in 2000 to $40,879 in 2009, or 4.0%, while the median household income in the State of Ohio increased by 9.6% from $41,499 to $45,467 and median household income in the United States increased at a higher rate of 17.5%, from $42,729 to $50,221.

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

The economy of Shelby County has experienced higher unemployment in recent months due to its heavy reliance on manufacturing.  In June 2011, the unemployment rate in Shelby County was 10.0% compared to 9.3% for Darke County.  Shelby County population has reflected some modest growth since 2000, increasing from 47,910 to 49,423, or 3.2%.  Median household income increased at a similar pace as Darke County, increasing 5.8% from $44,507 to $47,083.

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

Lending Activities

The principal lending activity of Versailles Savings and Loan Company is originating first lien one- to four-family residential mortgage loans and, to a lesser extent, non-residential real estate loans, including farm loans, and consumer loans consisting primarily of automobile loans, commercial business loans and other loans.  In recent years we have expanded our non-residential real estate loan portfolio in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration.  We expect that non-residential real estate lending may be an area of loan growth, and we have focused our efforts in this area on borrowers seeking loans in the $200,000 to $750,000 range.  We currently retain in our portfolio all the loans we originate, but we are considering selling loans in the future to manage interest rate risk, capital and our liquidity needs.  As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks that operate in our primary market area.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$27,845	73.87%	$27,556	74.76%
Multi-family	235	0.63%	189	0.51%
Construction	403	1.07%	171	0.47%
Non-residential real estate (1)	7,676	20.36%	7,254	19.68%
Total real estate loans	36,159	95.93%	35,170	95.42%

Commercial loans	487	1.29%	474	1.28%
Consumer loans	1,046	2.78%	1,215	3.30%
Total loans	$37,692	100.00%	$36,859	100.00%

Net deferred loan fees	44	0.12	55	0.15
Allowance for losses	(221)	0.59%	(191)	0.52%
Loans, net	$37,515		$36,723
_________________________
(1)	Includes $5.1 million secured by farmland for the year ended June 30, 2011 and $4.9 million for the year ended June 30, 2010.
(2)	At June 30, 2011, all of our construction loans were secured by one- to four-family real estate.

The majority of our loan portfolio is one- to four-family real estate and consumer loans made to individuals in our market area.  Repayment of these loans is dependent on general economic conditions and unemployment levels in our market area.  Nonresidential real estate loans consist of agricultural and business purpose income producing properties.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conduced on the properties, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current economic recession.  We typically require additional collateral or personal guarantees on nonresidential real estate and commercial loans.  Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.  At June 30, 2011, we had no nonresidential real estate loans that were delinquent or nonperforming.  Multi-family, construction real estate and commercial loans in total make up less than 3.0% of our loan portfolio.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2011.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Multi-Family Real Estate		Non-Residential Real Estate		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2012	$1,708	4.96%	$21	6.24%	$721	5.65%	$15	4.59%
2013 and 2014	3,153	4.95	35	6.27	1,131	5.74	39	4.60
2015 and 2016	3,165	4.96	26	6.44	1,121	5.77	42	4.60
2017 to 2021	7,574	4.96	66	6.62	2,192	5.78	124	4.60
2022 to 2031	10,236	5.01	43	6.79	2,222	5.99	171	4.65
2031 and beyond	2,009	5.19	44	6.50	289	6.26	12	5.50

Total	$27,845	5.00%	$235	6.52%	$7,676	5.84%	$403	4.65%

	Consumer		Commercial		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2012	$456	7.33%	$148	5.51%	$3,069	5.51%
2013 and 2014	322	6.99	205	6.07	4,885	5.32
2015 and 2016	122	6.72	115	5.95	4,591	5.24
2017 to 2021	106	6.38	19	5.31	10,081	5.16
2022 to 2031	40	5.25	—	—	12,712	5.19
2031 and beyond	—	—	—	—	2,354	5.35

Total	$1,046	6.98%	$487	5.84%	$37,692	5.24%

The following table sets forth our fixed and adjustable-rate loans at June 30, 2011 that are contractually due after June 30, 2012.  Loans are presented net of loans in process.

	Due After June 30, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One- to four-family	$20,355	$5,782	$26,137
Multi-family	214	—	214
Construction	388	—	388
Non-residential / commercial real estate	5,792	1,163	6,955
Total real estate loans	26,749	6,945	33,694

Commercial	339	—	339
Consumer loans	590	—	590

Total loans	$27,678	$6,945	$34,623

One- to Four-Family Residential Real Estate Lending.  The cornerstone of our lending program has long been the origination of long-term first lien permanent loans secured by mortgages on owner-occupied one- to four-family residences.  At June 30, 2011, $27.8 million, or 73.9% of our total loan portfolio, consisted of loans on one- to four-family residences.  At that date, our average outstanding one- to four-family residential loan balance was $79,000 and our largest outstanding one- to four-family residential loan had a principal balance of $433,500.  Virtually all of the residential loans we originate are secured by properties located in our market area.  We currently retain in our portfolio all the loans we originate, but may begin to sell loans in the secondary market within the next 12 months.  See “—Originations, Sales and Purchases of Loans.”

Due to consumer demand in the current low interest rate environment, many of our recent originations have been 15- to 25-year fixed-rate loans secured by one- to four-family residential real estate.  We generally originate our fixed-rate and adjustable rate one- to four-family residential loans in accordance with secondary market standards.  At June 30, 2011, we had $12.7 million of fixed-rate residential loans maturing in 10 years or less, $7.7 million of fixed-rate residential loans maturing between 10 and 20 years and $1.4 million of fixed-rate residential loans maturing in excess of 20 years in our portfolio.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.  Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first three or five years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.  At June 30, 2011, $6.1 million, or 21.9% of our one- to four-family residential loans, had adjustable rates of interest.

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

At June 30, 2011, we had one one- to four-family residential mortgage loan in the amount of $93,000 that was 60 days or more delinquent.

We also originate closed end variable-rate and fixed-rate second mortgage loans secured by a lien on the borrower’s primary residence on a very limited basis.  The total balance of these loans at June 30, 2011, which are included in the previous totals, was $0.8 million.  We only make such loans on properties where we hold the first lien.  Generally, these second mortgages are limited to 80% of the property value less any other mortgages.  We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans.  Our variable-rate second mortgage loan product carries an interest rate tied to the same indices we use for purchase money first lien residential mortgages.

Non-residential Real Estate Lending.  In recent years, we have sought to increase our non-residential real estate loans.  At June 30, 2011, we had $7.7 million in non-residential real estate loans, representing 20.4% of our total loan portfolio, an increase of $0.4 million, or 5.8%, over non-residential loans of $7.3 million, representing 19.7% of our total loan portfolio, at June 30, 2010.  Typically we obtain personal guarantees as well as additional collateral on these loans.

The following table shows the composition of our non-residential real estate portfolio at the dates indicated:

	At June 30,
Type of Loan	2011	2010
	(In thousands)

Office	$805	$417
Industrial	562	310
Retail	1,017	1,083
Farm/Agriculture	5,104	4,945
Mixed use	79	382
Other Improved Real Estate	109	117
Total	$7,676	$7,254

Most of our non-residential real estate loans have amortization periods of up to 20 years.  We offer both fixed and variable rate loans. Our variable rate loans typically have initial fixed rates of three or five years.  The maximum loan-to-value ratio of our non-residential real estate loans is generally 70%.  At June 30, 2011, our largest non-residential real estate loan totaled $597,000 and was secured by a mortgage on farmland in our primary market area.  At June 30, 2011, this loan was performing in accordance with its terms.  At June 30, 2011, $1.3 million, or 17.1%, of our non-residential real estate loans carried adjustable rates.

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

Loans secured by non-residential real estate generally are typically larger than one- to four-family residential loans and involve greater credit risk.  Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession.  We typically require additional collateral or personal guarantees.  Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.  At June 30, 2011, we had no non-residential real estate loans that were non-performing.  We also make a limited amount of multi-family loans on the same general terms as non-residential real estate loans.  At June 30, 2011, we had $235,000 of multi-family loans, representing 0.63% of our total loans.

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

At June 30, 2011, Versailles Savings had $487,000 of commercial business loans outstanding, representing 1.3% of the total loan portfolio.

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

At June 30, 2011, our largest commercial business loan relationship was a $126,000 loan to a farming implement dealer secured by real estate and limited personal guarantees by several individuals.  At June 30, 2011, this loan was performing in accordance with its terms.

Consumer Lending.  To date, our consumer lending has been limited.  At June 30, 2011, Versailles Savings had $1.0 million of consumer loans outstanding, representing 2.8% of the total loan portfolio.  Consumer loans consist of loans secured by deposits, auto loans and miscellaneous other types of installment loans. At June 30, 2011, we had $390,000 in new and used automobile loans made on a direct basis with our customers.  We do not actively market automobile loans.  We also plan to offer home equity lines of credit in the future.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At June 30, 2011, we had no consumer loans that were non-performing.

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

	Years Ended June 30,
	2011	2010
	(In thousands)

Total loans at beginning of period	$36,723	$34,428

Loans originated:
Real estate loans:
One- to four-family	8,584	5,556
Multi-family	86	82
Construction	1,104	706
Non-residential	2,607	2,633
Total real estate loans	12,381	8.977
Commercial loans	313	220
Consumer loans	1,492	1,330
Total loans originated	14,186	10,527

Deduct:
Principal repayments	13,353	8,299
Loan sales	—	—
Home equity lines of credit, net	—	—
Net, other	41	(67)
Net loan activity	792	2,295
Total loans at end of period	$37,515	$36,723

Loan Approval Procedures and Authority.  The aggregate amount of loans that Versailles Savings is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Versailles Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”).  At June 30, 2011, based on the 15% limitation, Versailles Savings’ loans-to-one-borrower limit was approximately $1.4 million.  On the same date, Versailles Savings had no borrowers with outstanding balances in excess of this amount.  At June 30, 2011, our largest loan to one borrower totaled $597,000 and was secured by a mortgage on farmland in our primary market area.  At June 30, 2011, this loan was performing in accordance with its terms. At June 30, 2011, our largest lending relationship with a single or related group of borrowers totaled $728,000, and was performing in accordance with its terms.

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

Delinquent Loans. The following table sets forth our loan delinquencies, by type and amount at the dates indicated.  At June 30, 2011, one loan totaling $70,000 reported as nonaccrual and one loan totaling $488,000 reported as troubled debt restructuring were both current and are not included in the table below.

	At June 30,
	2011			2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family	$49	$93	$—	$144	$90	$—
Multi-family	—	—	—	—	—	—
Non-residential real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Total real estate loans	49	93	—	144	90	—

Commercial loans	—	—	—	—	—	—
Consumer loans	4	—	—	25	—	—
Total	$53	$93	$—	$169	$90	$—

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by our regulators to be of lesser quality, as “substandard,”

“doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable incurred losses.  General allowances represent loss allowances which have been established to cover probable incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies a problem asset as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Ohio Division of Financial Institutions and our federal regulators and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2011	2010
	(In thousands)

Special mention assets	$70	$—
Substandard assets	—	250
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$70	$250

The decrease in loans classified as substandard between June 30, 2011 and 2010 was due to the sale of real estate owned of $160,000 and the transfer of a $90,000 loan from substandard to special mention, net of repayment of $20,000, resulting in a current balance of $70,000.  Total classified assets at June 30, 2011 does not include any real estate owned.  Total classified assets at June 30, 2010 included $160,000 of real estate owned.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At June 30, 2011, we had one non-residential real estate loan with a balance of $488,000 classified as a troubled debt restructuring.  This loan has a loan-to-value ratio of 47%, bears interest at a market rate, and at June 30, 2011 was performing in accordance with its terms.  Our one non-accrual loan with a balance of $70,000 was also performing in accordance with its terms at June 30, 2011.  At June 30, 2011, there were no properties classified as real estate owned.

	At June 30,
	2011	2010
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$70	$90
Multi-family	—	—
Non-residential	—	—
Construction	—	—
Total real estate loans	70	90
Commercial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	$70	$90

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Non-residential	—	—
Construction	—	—
Total real estate loans	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of non-accrual and 90 days or more past due loans	$70	$90

Other nonperforming assets (1)	—	160
Total nonperforming assets	$70	$250

Total nonperforming loans to total loans	0.18%	0.24%
Total nonperforming assets to total assets	0.16%	0.55%
______________________________
(1)	Consists of other real estate owned.

 There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the year ended June 30, 2011 and the year ended June 30, 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $800 and $2,000, respectively.

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

In addition, as an integral part of their examination process, the Ohio Division of Financial Institutions and the FDIC periodically review our allowance for loan losses, and they may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At June 30,
	2011	2010
	(Dollars in thousands)

Allowance at beginning of period	$191	$264
Provision for loan losses	30	20
Charge offs:
Real estate loans
One- to four-family	—	14
Multi-family	—	79
Non-residential real estate	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—
Total charge-offs	$—	$93

Recoveries:
Real estate loans
One- to four-family	—	—
Multi-family	—	—
Non-residential real estate	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—
Total recoveries	$—	$—
Net charge-offs (recoveries)	$—	$93

Allowance at end of period	$221	$191

Allowance to nonperforming loans	316.85%	211.59%
Allowance to total loans outstanding at the end of the period	0.59%	0.52%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.26%

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

	At June 30,
	2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$186	84.16%	73.87%	$143	74.87%	74.76%
Multi-family	—	0.17	0.63	1	0.52	0.51
Non-residential real estate	25	11.31	20.36	38	19.90	19.68
Construction	1	0.45	1.07	1	0.52	0.47
Total real estate loans	212	95.92%	95.93%	183	95.81%	95.42%
Commercial loans	2	0.91	1.29	2	1.05	1.28
Consumer loans	3	1.36	2.78	6	3.14	3.30
Unallocated	4	1.81	—	—	—	—
Total allowance for loan losses	$221	100.00%	100.00%	$191	100.00%	100.00%

At June 30, 2011, our allowance for loan losses represented 0.59% of total loans and 316.85% of nonperforming loans.  The allowance for loan losses increased to $221,000 at June 30, 2011 from $191,000 at June 30, 2010, due to a provision for loan losses of $30,000.

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

At June 30, 2011, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date other than our investment in a mortgage-backed securities mutual fund.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities.   As of June 30, 2011, we held no asset-backed securities other than residential mortgage-backed securities. Our current policy does not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

At June 30, 2011, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

At June 30, 2011, the holding company had $1.2 million of the proceeds from the stock offering in a savings account at the Bank.  Due to the current low interest rate environment, the Bank has deposited these proceeds in Federal Home Loan Bank overnight funds and intends to use the funds for lending activities and reduce Federal Home Loan Bank advances as they mature.

Securities Portfolio.  At June 30, 2011, our U.S. Government and federal agency securities portfolio totalled $1.4 million, $699,000 of which was classified as available-for-sale.  We maintain an available-for-sale securities portfolio, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Residential Mortgage-Backed Securities.  At June 30, 2011, our residential mortgage-backed securities portfolio had an amortized cost of $694,000, all of which was classified as held to maturity.  Residential mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of residential mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in residential mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Versailles Savings and Loan Company.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.  Ginnie Mae, a United States Government agency, and government sponsored entities, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors.  Residential mortgage-backed securities are more liquid than individual mortgage loans because there is an active trading market for such securities.  In addition, residential mortgage-backed securities may be used to collateralize our borrowings.  Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.  Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

AMF Short U.S. Government Fund.  At June 30, 2011, our mutual fund portfolio totaled $699,000, all of which was classified as available-for-sale and all of which was invested in the AMF Short U.S. Government Fund, a fund that invests primarily in mortgage-related securities. At June 30, 2011, the fund had an unrealized gain of $5,000.

Restricted Equity Securities. We invest in the common stock of the Federal Home Loan Bank of Cincinnati.  Stock of the Federal Home Loan Bank of Cincinnati is carried at cost and classified as restricted equity securities.  We periodically evaluate these shares of common stock for impairment based on ultimate recovery of par value.

Securities Portfolio Composition.  The following table sets forth the composition of our securities portfolio at the dates indicated.

	At June 30,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
Total debt securities	—	—	—	—
Mutual fund (1)	694	699	694	708
Total available for sale	694	699	694	708

Securities held to maturity:
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	694	730	903	946
Total held to maturity	694	730	903	946

Total	$1,388	$1,429	$1,597	$1,654
_________________________
(1)      Consists of AMF Short US Government Fund

Securities Portfolio Maturities and Yields.  The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2011.  Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	No Stated Maturity		One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agencies	$—	—	$—	—	$—	—	$—	$—	$—	—	$—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Total debt securities	—	—	—	—	—	—	—	—	—	—	—	—
Mutual fund (1)	694	1.88%	—	—	—	—	—	—	—	—	694	1 88%
Total available for sale	694	1.88%	—	—	—	—	—	—	—	—	694	1.88%

Securities held to maturity:
U.S. Government agencies	$—	—	$—	—	$—	—	$—	$—	$—	—	$—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	694	3.33%	694	3.33%
Total held to maturity	—	—	—	—	—	—	—	—	694	3.33	694	3.33

Total	$694	1.88%	—						$694	3.33%	$1,388	2.61%
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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Savings accounts	$8,970	33.88%	$8,145	31.40%
Certificates of deposit	17,506	66.12%	17,792	68.60%
Total	$26,476	100.00%	$25,937	100.00%

As of June 30, 2011, the aggregate amount of our outstanding certificate of deposit in amounts greater than $100,000 was approximately $2.9 million.  The following table sets forth the maturity of these certificates as of June 30, 2011.

Certificates of Deposit
(In thousands)
Maturity Period:
Three months or less	$958
Over three through six months	198
Over six through twelve months	756
Over twelve months	950
Total	$2,863

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At June 30,
	2011	2010
	(In thousands)

Interest Rate:
2% or less	$15,250	$10,211
2.01% - 3.00%	1,670	6,602
3.01% - 4.00%	303	418
4.01% - 5.00%	185	467
5.01% - 6.00%	98	94

Total	$17,506	$17,792

The following table sets forth the amount and maturities of our time deposits at June 30, 2011.

	At June 30, 2011
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Interest Rate:
2% or less	$10,585	$3,997	$367	$301	$15,250	87.11%
2.01% - 3.00%	331	566	586	187	1,670	9.54
3.01% - 4.00%	89	214	-	-	303	1.73
4.01% - 5.00%	185	-	-	-	185	1.06
5.01% - 6.00%	98	-	-	-	98	0.56

Total	$11,288	$4,777	$953	$488	$17,506	100.00%

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

From time to time during recent years, we have utilized short-term borrowings to fund loan demand.  To a limited extent, we have also used borrowings where market conditions permit us to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost.  Finally, from time to time, including during the fiscal year ended June 30, 2011, we have obtained advances with longer terms for asset and liability management purposes.

Our borrowings currently consist primarily of advances from the Federal Home Loan Bank of Cincinnati.  At June 30, 2011, we had access to additional Federal Home Loan Bank advances of up to $10.6 million.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the noted year.

	At or for the Year Ended June 30,
	2011	2010
	(Dollars in thousands)

Maximum amount at any month end:
FHLB advances	$7,500	$8,500
Average amount outstanding during the period:
FHLB advances	6,292	8,250
Weighted average interest rate during the period:
FHLB advances	3.41%	4.66%
Balance outstanding at end of period:
FHLB advances	$6,000	$7,500
Weighted average interest rate at end of period:
FHLB advances	3.01%	4.26%

Subsidiary and Other Activities

Versailles Financial Corporation has no subsidiaries other than Versailles Savings and Loan Company, and Versailles Savings and Loan Company has no subsidiaries.

Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Personnel

As of June 30, 2011, we had seven full-time employees and one part-time employee.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.
SUPERVISION AND REGULATION

General

As a savings and loan holding company, Versailles Financial Corporation was required by federal law to report to, and otherwise comply with, the rules and regulations of, the Office of Thrift Supervision (the “OTS”) for the fiscal year ended June 30, 2011.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the powers and duties of the OTS with respect to savings and loan holding companies have been transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), effective July 21, 2011.  Accordingly, we are now subject to the rules and regulations, as well as supervision, of the Federal Reserve Board.

Versailles Savings and Loan Company was subject to examination, regulation and supervision by the Ohio Division of Financial Institutions (the “DIF”), the OTS and the Federal Deposit Insurance Corporation (the “FDIC”) for the fiscal year ended June 30, 2011.  As a result of the Dodd-Frank Act, the powers and duties of the OTS with respect to state-chartered savings and loan associations such as Versailles Savings were transferred to the FDIC, effective July 21, 2011.  This regulation and supervision structure establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, the banking system and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Versailles Savings is also a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Versailles Savings is also currently regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters.  The DIF and the FDIC examine Versailles Savings and prepare reports for the consideration of its Board of Directors on any operating deficiencies.  Versailles Savings’ relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Versailles Savings’ loan documents.

The transfer of the powers and duties of the OTS to the Federal Reserve Board and the FDIC pursuant to the Dodd-Frank Act and the extensive new regulations implementing the Act will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC or the Federal Reserve Board, could have a material adverse impact on Versailles Financial Corporation and Versailles Savings.

Set forth below is a brief description of certain regulatory requirements applicable to Versailles Financial Corporation and Versailles Savings.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Versailles Financial Corporation and Versailles Savings.

New Federal Legislation

As discussed above, the Dodd-Frank Act has, and will continue to, significantly change the bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated our current primary federal regulator, the OTS, and requires Versailles Savings to be regulated by the FDIC (the primary federal regulator for state-chartered non-member banks).  The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, like Versailles Financial Corporation, in addition to bank holding companies that it currently regulates.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Bureau of Consumer Financial Protection has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Versailles Savings, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

The new legislation also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on the amount of the institutions deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  The legislation requires originators of securitized loans to retain a percentage of the risk related to transferred loans, establishes regulatory rate-setting for certain debit card interchange fees, and contains reforms on mortgage originations.  The Dodd-Frank Act will also increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Many of the provisions of the Dodd-Frank Act have delayed effective dates or require various federal agencies to promulgate regulations over the next several years.  It is therefore difficult to predict at this time what impact the Dodd-Frank Act will have on community-based institutions like Versailles Savings.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Bureau of Consumer Financial Protection and mutual holding company dividend waivers, may increase our operating and compliance costs and restrict our ability to pay dividends.

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

The Ohio Division of Financial Institutions conducts regular examinations of Versailles Savings and Loan Company approximately once every eighteen months.  Such examinations are usually conducted jointly with our federal regulators.  The Ohio Division of Financial Institutions imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

Federal Banking Regulation

Capital Requirements.  Federal regulations require savings and loan associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.  At June 30, 2011, Versailles Savings’ capital exceeded all applicable requirements.

The risk-based capital standard for savings and loan associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulators, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings and loan association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings and loan association.  In assessing capital adequacy, the regulators consider not only ratios, but also qualitative factors.  The regulators have the authority to establish individual minimum capital requirements on a case-by-case basis.

At June 30, 2011, Versailles Savings’ capital exceeded all applicable requirements.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”

Loans to One Borrower.  Generally, an Ohio savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of June 30, 2011, Versailles Savings’ largest lending relationship with a single or related group of borrowers totalled $728,000, which represented 7.8% of unimpaired capital and surplus.  Therefore, Versailles Savings was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As an Ohio savings and loan association, Versailles Savings must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Versailles Savings must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. Versailles Savings also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  Versailles Savings also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings and loan association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act.  In addition, the Dodd-Frank Act made non-compliance with the QTL test subject to agency enforcement action for a violation of law.  At June 30, 2011, Versailles Savings maintained approximately 85.3% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account.  A savings and loan association must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings and loan association’s net income for that year to date plus the savings and loan association’s retained net income for the preceding two years;

•	the savings and loan association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or condition imposed by the association’s regulators; or

•	the savings and loan association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings and loan association that is a subsidiary of a holding company must still file a notice with its federal regulator at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application for a capital distribution may be disapproved if:

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

Liquidity.  A savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater.  At June 30, 2011, this ratio was 22.0%.

Community Reinvestment Act and Fair Lending Laws.  All savings institutions have a responsibility under the Community Reinvestment Act and related to help meet the credit needs of their communities, including low- and moderate-income borrowers.  A savings and loan association’s record of compliance with the Community Reinvestment Act is assessed in regulatory examinations.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings and loan association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by regulators and the Department of Justice.  The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.  Versailles Savings and Loan Company received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A savings and loan association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve Board, as well as other federal regulations.  An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Versailles Savings.  Versailles Financial Corporation is an affiliate of Versailles Savings.  In general, transactions with affiliates must be on terms that are as favorable to the savings and loan association as comparable transactions with non-affiliates.  In this regard, transaction between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings and loan association.  In addition, savings and loan associations are prohibited from lending to any affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Transactions with affiliates also must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  Savings and loan associations are required to maintain detailed records of all transactions with affiliates.

Versailles Savings’ authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Versailles Savings’ capital.

In addition, extensions of credit in excess of certain limits must be approved by Versailles Savings’ Board of Directors. Versailles Savings is in compliance with these credit limitations.

Enforcement.  The OTS previously had primary enforcement responsibility over federal savings and loan associations, including the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  The OTS’s enforcement authority as to state savings and loan associations has been transferred to the FDIC.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The FDIC also has the authority to terminate deposit insurance.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.

Prompt Corrective Action Regulations.  Under prompt corrective action regulations, the FDIC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings and loan associations.  For this purpose, a savings and loan association is placed in one of the following five categories based on the association’s capital:

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

The FDIC or other regulators may increase the capital requirements at any time, and may impose additional capital requirements on an institution.  Generally, a receiver or conservator for a savings and loan association that is “critically undercapitalized” must be appointed within specific time frames.  The regulations also provide that a capital restoration plan must be filed within 45 days of the date a savings and loan association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company for the savings and loan association required to submit a capital restoration plan must guarantee the lesser of (i) an amount equal to 5% of the association’s assets at the time it was notified or deemed to be undercapitalized by regulator, or (ii) the amount necessary to restore the savings and loan association to adequately capitalized status.  This guarantee remains in place until the association is notified that it has maintained adequately capitalized status for each of four consecutive calendar quarters.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings and loan association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The regulators may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2011, Versailles Savings met the criteria for being considered “well-capitalized.” See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”

Insurance of Deposit Accounts. Versailles Savings is a member of the Deposit Insurance Fund, which is administered by the FDIC.  Deposit accounts in Versailles Savings are insured by the FDIC’s Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act.  The Dodd-Frank Act also extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund.  No institution may pay a dividend if in default of its deposit insurance assessment.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments.  Until recently, assessment rates ranged from seven to 77.5 basis points of assessable deposits.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system.  The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital.  Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry.  The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base.  The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to non-deposit funding.

As part of its plan to restore the Deposit Insurance Fund in the wake of a large number of bank failures following the recent financial crisis, the FDIC imposed a special assessment of five basis points for the second quarter of 2009.  In addition, the FDIC required all insured institutions to prepay their quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.   In calculating the required prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a three basis point increase in assessment rates effective January 1, 2011.  Versailles Savings’ pre-payment of $92,562 was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years as it is applied to its actual deposit insurance assessments.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.  The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Versailles Savings.  Management cannot predict what insurance assessment rates will be in the future.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  For the quarter ended June 30, 2011, the annualized FICO assessment rate equaled 0.0017 basis points for each $100 in domestic deposits maintained at an institution.  The bonds issued by the FICO are due to mature in 2017 through 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements.  Savings and loan associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Versailles Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Cincinnati, Versailles Savings is required to acquire and hold shares of capital stock therein.  As of June 30, 2011, Versailles Savings and Loan Company was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Versailles Savings are subject to state usury laws and federal laws concerning interest rates.  Versailles Savings’ operations are also subject to federal laws applicable to credit transactions, such as the:

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

The operations of Versailles Savings also are subject to the:

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. There can be no assurance as to the nature or scope of consumer protection rules that may be enacted by the Consumer Financial Protection Bureau or their effects on our business and operations.

Holding Company Regulation

General.  Versailles Financial Corporation is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, Versailles Financial Corporation is a registered savings and loan holding company and is subject to federal regulations, examinations, supervision and reporting requirements.  In addition, holding company regulators have enforcement authority over Versailles Financial Corporation and its non-savings institution subsidiaries.  Among other things, this authority permits the regulators to restrict or prohibit activities that are determined to be a serious risk to Versailles Savings.  Until recently, the OTS was the primary federal regulator for savings and loan holding companies.  Under the Dodd-Frank Act, the powers and duties of the OTS relating to savings and loan holding companies and their subsidiaries, including rulemaking and supervision authority, were transferred to the Federal Reserve Board effective July 21, 2011.

Permissible Activities.  Under present law, the business activities of Versailles Financial Corporation will be generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including Versailles Financial Corporation, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior regulatory approval.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted for a savings and loan holding company; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors must be considered by the regulators.

No acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state may be approved, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends.  Versailles Savings must notify its regulator thirty (30) days before declaring any dividend to Versailles Financial Corporation.  The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by regulators, who have the authority to order cessation of activities (including the payment of dividends) or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the subsidiary institution.

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

Under federal regulations, the shares of common stock must remain registered for a period of at least three years following completion of the conversion.  Under regulations of the Securities and Exchange Commission, the minimum period is one year. Following the three year period, and pursuant to the rules of the Securities and Exchange Commission, Versailles Financial Corporation may determine to deregister the common stock provided there are less than 300 record holders as calculated under the rules and regulations of the Securities and Exchange Commission.  Following the one year period, and if we have less than 300 record holders, we intend to request a waiver of the three year mandatory registration requirement.  There can be no assurance that our request will be granted, as we are now subject to the regulation of the Federal Reserve Board, which does not have any precedent for granting such a request.

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

Method of Accounting.  For federal income tax purposes, Versailles Savings and Loan Company currently reports its income and expenses on the cash method of accounting and uses a tax year ending June 30th for filing its federal income tax return.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2011, Versailles Savings and Loan Company had no net operating loss carryforward for federal income tax purposes.

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

State Taxation

Versailles Savings and Loan Company is subject to Ohio taxation.  In particular, Versailles Savings and Loan Company is subject to the Ohio corporation franchise tax, which is an excise tax imposed on corporations (including financial institutions) for the privilege of doing business in Ohio, owning capital or property in Ohio, holding a charter or certificate of compliance authorizing the corporation to do business in Ohio, or otherwise having nexus with Ohio during a calendar year.  The franchise tax is based upon the net worth of Versailles Savings and Loan Company plus certain reserve adjustments and exemptions.  For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth.  Versailles Savings and Loan Company is not currently under audit with respect to its Ohio franchise tax returns.

ITEM 1A.	Risk Factors

Not required, as the Registrant is a smaller reporting company.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We conduct business out of our 2,875 square foot main office located at 27 East Main Street, Versailles, Ohio.  We have owned the property since 1955, and, as of June 30, 2011, the net book value of our home office was $7,600.  In addition, in January 2010, we acquired a 5-acre plot of land on the outskirts of Versailles, Ohio for $150,000.  We intend to construct a new home office on this site which will allow us to offer expanded services and more convenient access for customers.  At June 30, 2011, the net book value of this property was $226,000, which includes a site survey and architectural and engineering services for the project as well as our initial investment in the land.  On August 11, 2011, we broke ground on the construction of our new home office on this site.  We expect construction of our new home office to be completed during the second quarter of 2012.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At June 30, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Reserved and Removed

  PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.  Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “VERF.”  The approximate number of holders of record of Versailles Financial Corporation common stock as of August 31, 2011 was 237.  Certain shares of Versailles Financial Corporation common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by Over-the-Counter Bulletin Board.  The high and low “bid” price, as required to be disclosed by Regulation S-K, is not available because, to date, either there were not two-sided quotes by market makers, which is the minimum required to calculate a priced bid and ask, or there was only one market maker with a two-sided quote.

	Prices of Common Stock
	High	Low
Quarter Ended
June 30, 2011	$14.00	$13.00
March 31, 2011	18.00	12.00
December 31, 2010	—	—
September 30, 2010	—	—

Prices of Common Stock
	High	Low
Quarter Ended
June 30, 2010	$—	$—
March 31, 2010	—	—
December 31, 2009	n/a	n/a
September 30, 2009	n/a	n/a

Our common stock was not traded on the Over-the-Counter Bulletin Board until the completion of our mutual-to-stock conversion in January, 2010.  In addition, for certain quarters there were no trades in our common stock.

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

Equity Compensation Plans.  At June 30, 2011, there were no compensation plans under which equity securities of Versailles Financial Corporation were authorized for issuance other than the Employee Stock Ownership Plan.  As of June 30, 2011, 1,710 shares had been allocated to participants under the Employee Stock Ownership Plan.

Issuer Repurchases.  During the quarter ended June 30, 2011, we did not repurchase any shares of our common stock.

Sales of Unregistered Securities.  During the quarter ended June 30, 2011, we did not offer or sell any unregistered securities.

ITEM 6.	Selected Financial Data

Not required, as the Registrant is a smaller reporting company.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at June 30, 2011 and our results of operations for the years ended June 30, 2011 and 2010. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in this annual report.

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

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy.  Highlights of our current business strategy include the following:

•
Continue to Focus on Residential Lending.  We have been and will continue to be primarily a one- to four-family residential mortgage lender for borrowers in our market area.  As of June 30, 2011, $27.8 million, or 73.9%, of our total loan portfolio consisted of one- to four-family residential mortgage loans.  Although we have historically retained in our portfolio all loans that we originate, we will consider in the future whether to hold our originated mortgage loans for investment or to sell the loans to investors, choosing the strategy that we believe is most advantageous to us from a profitability and risk management standpoint.

•
Increase Non-residential Real Estate Lending.  While we will continue to emphasize one- to four-family residential mortgage loans, we also intend to continue to increase our originations of non-residential real estate loans in order to increase the yield of, and reduce the term of, our total loan portfolio.  We originated $2.6 million of non-residential real estate during the year ended June 30, 2011.  At June 30, 2011, $7.7 million, or 20.4%, of our total loan portfolio consisted of non-residential real estate loans.

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

•
Build a Larger Home Office Location and Provide Banking Relationships to a Larger Base of Customers. We were established in 1887 and have been operating continuously in Darke County since that time. Our share of FDIC-insured deposits in Darke County as of June 30, 2010 (the latest date for which such information is available) was 2.8%. We will seek to expand our customer base by building a new, larger home office in Versailles to replace our existing location, which will facilitate on-site parking, drive-through windows and ATMs.  In this way, we can offer our products and services to the new base of customers, by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•
Offer New Deposit Products.  Over the course of the next several years, we anticipate expanding our menu of products to include money market deposit accounts and checking accounts.  These products will provide a lower cost funding source and a new source of non-interest income.

•
Maintain Strong Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets totaled $70,000 or 0.16% of total assets at June 30, 2011.  Our total nonperforming loans to total loans ratio was 0.18% at June 30, 2011.

Comparison of Financial Condition at June 30, 2011 and June 30, 2010

General.  Our total assets decreased $0.7 million, or 1.6%, to $44.5 million at June 30, 2011 from $45.2 million at June 30, 2010.  The decrease was primarily due to a decrease in cash and cash equivalents of $0.8 million, or 16.4%, to $4.1 million at June 30, 2011 from $4.9 million at June 30, 2010.

Loans.  An increase in net loans reflected continued demand for loans in our market area in a low interest rate environment.  The largest growth in our loan portfolio during the year ended June 30, 2011 was in non-residential real estate, which increased $0.4 million, or 5.8%, to $7.7 million at June 30, 2011 from $7.3 million at June 30, 2010.  Originations of $2.6 million during the year ended June 30, 2011 were offset by repayments of $2.2 million during that period.  Non-residential real estate loans help us manage interest rate risk as these types of loans have a higher yield and shorter term than one- to four-family residential mortgage loans, but carry a greater credit risk since they are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  One- to four-family residential real estate loans increased $0.3 million, or 1.1%, to $27.8 million at June 30, 2011 from $27.5 million at June 30, 2010.

Investments.  Investment securities decreased $0.2 million, or 13.5%, to $1.4 million at June 30, 2011 from $1.6 million at June 30, 2010, as satisfactory yields were not available in the current low interest rate environment.  Net pay-downs in government sponsored mortgage-backed securities represented the $0.2 million decrease in investment securities.  Interest-bearing time deposits with other banks decreased $0.2 million, or 39.9%, to $0.3 million at June 30, 2011 from $0.5 million at June 30, 2010.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $0.8 million, or 16.4%, to $4.1 million at June 30, 2011 from $4.9 million at June 30, 2010.  The decrease in cash and cash equivalents was due to utilization of the funds to satisfy maturing Federal Home Loan Bank advances and to finance new lending.

Premises and equipment.  Fixed assets increased $84,000, or 48.4%, to $259,000 at June 30, 2011 from $175,000 at June 30, 2010.  The Company finalized plans to build a new home office offering expanded services and more convenient access for customers.  To implement the expanded services, the Company invested $8,000 in new computer equipment and incurred costs related to the new building of $76,000.  Subsequent to June 30, 2011, the Company commenced construction on the new building, and expects to incur increased expenses related to the construction during the year ending June 30, 2012.

Other real estate owned.  Other real estate owned decreased to $0 at June 30, 2011 from $160,000 at June 30, 2010.  During the year, the properties in real estate owned were sold , resulting in a net loss of less than $1,000.

Deposits.  Deposits increased $0.6 million, or 2.1%, to $26.5 million at June 30, 2011 from $25.9 million at June 30, 2010.  The increase in deposits was due to an increase in regular savings to $9.0 million at June 30, 2011 from $8.1 million at June 30, 2010 offset by a decrease in certificates of deposits to $17.5 million at June 30, 2011 from $17.8 million at June 30, 2010.  Some investors shifted funds to deposit products from equity-based investments, given the continued volatility in the stock markets during the year.  The increase in deposits was used to fund new loans.  We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2011.

Borrowings.  The outstanding balance of Federal Home Loan Bank of Cincinnati advances decreased $1.5 million, or 20%, to $6.0 million at June 30, 2011 from $7.5 million at June 30, 2010.  During the year three advances matured and were repaid, two advances for $1.0 million each with interest rates of 5.79% and 6.27% and a $0.5 million advance with an interest rate of 5.93%.   These repayments were partially offset by a new fixed rate term advance of $1.0 million with an interest rate of 1.14%, due October, 2014.  Subsequent to June 30, 2011, the Company obtained another fixed rate term advance of $1.0 million with an interest rate of 1.02%, due July 2014.

In keeping with our efforts to manage our exposure to changes in interest rates, our borrowings from the Federal Home Loan Bank of Cincinnati at June 30, 2011 consisted of advances with laddered terms of up to six years.

Equity.  Total equity increased to $11.0 million at June 30, 2011 from $10.6 million at June 30, 2010.  The $0.4 million increase in equity resulted from the $0.2 million net income for the year and a $0.2 million reduction in the accumulated other comprehensive loss associated with the funded status of our pension plan due to gains in the pension plan’s assets.

Comparison of Operating Results for the Years Ended June 30, 2011 and June 30, 2010

General.  Net income increased $45,000, or 27.4%, to $211,000 for the year ended June 30, 2011 from $166,000 for the year ended June 30, 2010.  The increase primarily reflected an increase in net interest income, which was partially offset by an increase in noninterest expenses, provision for loan losses, and in federal income taxes.

Interest Income.  Interest and dividend income remained unchanged at $2.05 million for the years ended June 30, 2011 and June 30, 2010.  Average interest-earning assets increased $1.1 million, or 2.6%, to $42.4 million for the year ended June 30, 2011 from $41.3 million for the year ended June 30, 2010, offset by a decrease in the average yield on interest-earning assets to 4.84% for the year ended June 30, 2011 from 4.98% for the year ended June 30, 2010.

Interest income on loans increased $26,000, or 1.3%, to $1.973 million for the year ended June 30, 2011 from $1.947 million and June 30, 2010.  The increase in the average balance of loans to $37.2 million from $36.1 million was partially offset by lower average yields on such balances, to 5.30% in fiscal 2011 from 5.39% in fiscal 2010.  The lower yields reflect the continued low interest rate environment.

Interest income on investment securities decreased to $42,000 for the year ended June 30, 2011 from $61,000 for the year ended June 30, 2010, reflecting a decrease in the average balance of such securities to $1.5 million in 2011 from $1.8 million in 2010, as well as a decrease in the average yield on available for sale securities to 2.30% from 3.17% and a decrease in the average yield on held to maturity securities to 3.38% from 3.69%.

Interest Expense.  Interest expense decreased $235,000, or 31.0%, to $522,000 for the year ended June 30, 2011 from $757,000 for the year ended June 30, 2010.  The decrease reflected a decrease in the average rate paid on deposits, including certificates of deposit and Federal Home Loan Bank borrowings, in 2011 compared to 2010, augmented by the decrease in the average balance of borrowings, which more than offset the increase in the average balance of savings deposits.

Interest expense on certificates of deposit decreased $67,000, or 18.4%, to $296,000 for the year ended June 30, 2011 from $363,000 for the year ended June 30, 2010.  This was primarily due to a decrease in the average cost of such certificates to 1.68% in fiscal 2011 from 2.13% in fiscal 2010 which more than offset the increase in the average balance of such certificates to $17.6 million for the year ended June 30, 2011 from $17.1 million for the year ended June 30, 2010.  The decrease in the average cost of our certificates of deposit is due to the low interest rate environment.  New and renewed certificates of deposit are being issued at lower interest rates than the interest rates on maturing certificates.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased $169,000, or 44.2%, to $215,000 for the year ended June 30, 2011 from $384,000 for the year ended June 30, 2010.  This was the result of an decrease in the average balances of such borrowings to $6.3 million for the year ended June 30, 2011, from $8.3 million for the year ended June 30, 2011 coupled with a decrease in the weighted average rate paid on such borrowings to 3.41% for the year ended June 30, 2011 from 4.66% for the year ended June 30, 2010.

Net Interest Income.  Net interest income increased to $1.5 million for the year ended June 30, 2011 from $1.3 million for the year ended June 30, 2010.  This reflected an increase in our interest rate spread to 3.22% from 2.67%, and an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 131.24% from 125.64%.  Our net interest margin increased to 3.60% from 3.14%.

Provision for Loan Losses.  We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loans losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change.  As such, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance at an adequate level.

We recorded a provision for loan losses of $30,000 for the year ended June 30, 2011 compared to $20,000 for the year ended June 30, 2010.  The increase in 2011 compared to 2010 was due to continued high unemployment rates and economic uncertainty both locally and nationally.  The allowance for loan losses was $221,000, or 0.59% of total loans, at June 30, 2011, compared to $191,000, or 0.52% of total loans at June 30, 2010.  Total nonperforming loans were $70,000 at June 30, 2011, compared to $90,000 at June 30, 2010.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all probable incurred credit losses for the years ended June 30, 2011 and 2010.

Noninterest Income.  Other income within the noninterest income category decreased to $7,000 for the year ended June 30, 2011 from $13,000 for the year ended June 30, 2010.  The decrease in noninterest income was primarily attributable to the sale of real estate owned.  During 2011, we recognized $1,400 in income from the operation of real estate owned compared to $7,800 in 2010.

Noninterest Expense.  Noninterest expense increased $142,000, or 13.7%, to $1.18 million for the year ended June 30, 2011 from $1.04 million for the year ended June 30, 2010.  The increase was partially due to increased salaries and employee benefits expense to $591,000 for the year ended June 30, 2011 from $515,000 for the year ended June 30, 2010.  Compensation expense increased $20,000 as we experienced normal salary increases.  Employee benefit expense increased as our more recent hires became eligible for pension benefits, causing pension expense to increase by $36,000.  In addition, a full year of expense was recognized for the ESOP, compared to a half year of expense in the year ended June 30, 2010.  Finally, health care benefit cost increased due to a full year of recently implemented regulations.  As a result of expenses associated with compliance with the federal securities laws, our legal, accounting and examination expense increased $74,000, or 47.7%, to $229,000 for the year ended June 30, 2011 from $155,000 for the year ended June 30, 2010.  Data processing fees increased $9,000 with the utilization of new software and services.  With the sale of real estate owned in 2011, REO expense decreased $15,000 to $5,000 for the year ended June 30, 2011 from $20,000 for the year ended June 30, 2010, representing the main component of the decrease in other noninterest expense.  In addition, our noninterest expense is likely to increase if we begin to offer deposit transaction accounts.  Finally, occupancy and office costs are also expected to increase with our new larger home office under consideration.

Income Tax Expense.  The provision for income taxes was $106,000 for the year ended June 30, 2011 compared to $83,000 for the year ended June 30, 2010, reflecting an increase in pretax income.  Our effective tax rate was 33.52% for the year ended June 30, 2010 compared to 33.34% for the year ended June 30, 2010.  The increase in our effective tax rate for 2011 was primarily attributable to the level of tax exempt interest income in comparison to pre-tax income.

Comprehensive Income. The components of other comprehensive income (loss) include unrealized holding gains and losses on available for sale securities, unrealized losses on defined benefit pension plan, the amortization of unrecognized net loss for the defined benefit pension plan, and the amortization of prior service cost for both the defined benefit pension plan and the supplemental retirement plans.  Other comprehensive income increased due to an after-tax gain of $175,000 for the year ended June 30, 2011 compared to a loss of $(90,000) for the year ended June 30, 2010.  The increase reflected the gain in value of the defined benefit pension plan, which had unrealized gains of $228,000 for the year ended June 30, 2011, compared to unrealized losses of $(184,000) for the year ended June 30,

2010.  The unrealized gain on the defined benefit pension plan was due to the fair value gains in plan assets for the year ended June 30, 2011 compared to year ended June 30, 2010.

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

			For the year ended June 30,
	At June 30, 2011		2011			2010
	Actual Balance	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$37,515	5.24%	$37,246	$1,973	5.30%	$36,107	$1,947	5.39%
Investment securities available for sale	699	1.88%	703	16	2.30%	776	24	3.17%
Investment securities held to maturity	694	3.33%	770	26	3.38%	993	37	3.69%
FHLB stock	397	4.50%	397	17	4.37%	392	18	4.59%
Other interest-earning assets	3,722	0.34%	3,233	15	0.47%	3,007	27	0.90%
Total interest-earning assets	43,027	4.72%	42,349	2,047	4.84%	41,275	2,053	4.98%

Noninterest-earning assets	1,479		1,851			2,042
Total assets	$44,506		$44,200			$43,317

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$8,970	0.15%	$8,343	$11	0.14%	$7,509	$10	0.13%
Certificates of deposit	17,506	1.58%	17,627	296	1.68%	17,081	363	2.13%
Total interest-bearing deposits	26,476	1.05%	25,970	307	1.19%	24,590	373	1.52%

FHLB advances	6,000	3.01%	6,292	215	3.41%	8,250	384	4.66%
Total interest-bearing liabilities	32,476	1.40%	32,262	522	1.62%	32,840	757	2.31%

Other noninterest-bearing liabilities	1,040		1,223			1,427
ESOP repurchase obligation	22		13			-

Total shareholders’ equity	10,968		10,702			9,050
Total liabilities and equity	$44,506		$44,200			$43,317

Net interest income	$1,525			$1,525			$1,296
Interest rate spread					3.22%			2.67%
Net interest margin					3.60%			3.14%
Average interest-earning assets to average interest-bearing liabilities			131.24%			125.64%

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

2011 Compared to 2010	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$61	$(35)	$26
Investment securities available for sale	(2)	(6)	(8)
Investment securities held to maturity	(8)	(3)	(11)
FHLB stock	0	(1)	(1)
Other interest-earning assets	2	(14)	(12)
Total	53	(59)	(6)

Interest expense:
Savings deposits	1	0	1
Certificates of deposit	11	(78)	(67)
FHLB advances	(79)	(90)	(169)
Total	(67)	(168)	(235)
Increase in net interest income	$120	$109	$229

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

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates.  We have utilized a net portfolio value (“NPV”) model to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve.  The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV.  Set forth below is an analysis of the changes to the economic value of our equity that would occur to our NPV as of June 30, 2011 in the event of designated changes in the United States treasury yield curve.  At June 30, 2011, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

		Net Portfolio Value (Dollars in thousands)			NPV as % of PV of Assets
Change in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	8,725	(2,786)	(24%)	19.88%	(438	) bp
+200	bp	9,803	(1,707)	(15%)	21.68%	(257	) bp
+100	bp	10,782	(729)	(6%)	23.21%	(104	) bp
+50	bp	11,188	(323)	(3%)	23.81%	(45	) bp
0	bp	11,511	—	—	24.26%	—
-50	bp	11,731	221	2%	24.54%	29	bp
-100	bp	12,003	493	4%	24.93%	67	bp

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) cash flows provided by investing activities, and (iii) cash flows provided by financing activities. Net cash flows from operating activities were $525,000 for the year ended June 30, 2011 and $134,000 for the year ended June 30, 2010.  The increase was primarily the result of changes in the composition of other assets and other liabilities. Net cash from investing activities consisted primarily of disbursements for loan originations and fixed asset purchases, offset by principal collections on loans, proceeds from maturation of securities and proceeds from the sale of real estate owned. Net cash flows from investing activities were $(0.4 million) for the year ended June 30, 2011 and $(1.9 million) for the year ended June 30, 2010.  Net cash flows from financing activities were $(1.0 million) for the year ended June 30, 2011 and $4.1 million for the year ended June 30, 2010.  The changes in net cash flows provided by financing activities for 2011 were primarily due to the increase in deposits and net decrease in advances from the Federal Home Loan Bank of Cincinnati.  For the year ended June 30, 2010, net cash provided by financing activities consisted of activity in deposits and the net proceeds from our stock offering in January 2010.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2011 and June 30, 2010, cash and short-term investments totaled $4.1 million and $4.9 million, respectively.  We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At June 30, 2011 and June 30, 2010, we had outstanding commitments to originate loans of $161,000 and $436,000, respectively, and unfunded commitments under lines of credit and standby letters of credit of $0 and $7,500, respectively.  We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows.  Certificates of deposit scheduled to mature in one year or less from June 30, 2011 totaled $11.3 million. Management believes, based on past experience, a significant portion of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2011, we had $6.0 million in outstanding advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $10.6 million.

We are subject to various regulatory capital requirements. At June 30, 2011, we were in compliance with all applicable capital requirements. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 of the Notes to our Consolidated Financial Statements.  The following table sets forth our capital ratios and the regulatory requirements at the dates indicated.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011:
Total capital (to risk-weighted assets)	$9,905	38.1%	$2,602	10.0%
Tier I (core) capital (to risk-weighted assets)	9,685	37.2	1,561	6.0
Tier I (core) capital (to adjusted total assets)	9,685	21.8	2,225	5.0
Tangible capital (to adjusted total assets)	9,685	21.8		N/A

June 30, 2010:
Total capital (to risk-weighted assets)	9,570	35.5%	$2,694	10.0%
Tier I (core) capital (to risk-weighted assets)	9,380	34.8	1,616	6.0
Tier I (core) capital (to adjusted total assets)	9,380	20.6	2,280	5.0
Tangible capital (to adjusted total assets)	9,380	20.6		N/A

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

For fiscal year 2011 and 2010, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

Recently Issued but not yet Effective Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-02 to Receivables (ASC 310), A Creditors’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  This ASU provides guidance and clarification in evaluating whether a restructuring constitutes a troubled debt restructuring, including a creditor’s evaluation of whether it has granted a concession, and also whether the debtor is experiencing financial difficulties.  Further, this ASU states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in an attempt to protect as much of its investment as possible.  The amendments in this update are effective for the first interim or annual reporting period beginning on or after June 15, 2011 and are to be applied retrospectively to the beginning of the annual period of adoption.  Management is currently reviewing the guidance to determine the impact, if any, to the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 to Fair Value Measurement (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements is U.S. GAAP

and IFRSs.  This ASU changes the wording used to describe many of the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update include clarifying the Board’s intent about the application of existing fair value measurement and disclosure requirements, and changing particular principles or requirements for measuring fair value for disclosing information about fair value measurement.  The amendments in this update are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  Early adoption is not permitted.  The adoption of the disclosure provisions of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

VERSAILLES FINANCIAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Versailles Financial Corporation
Versailles, Ohio

We have audited the accompanying consolidated balance sheets of Versailles Financial Corporation as of June 30, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versailles Financial Corporation as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Columbus, Ohio
September 28, 2011

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and June 30, 2010

ITEM 8.	Financial Statements and Supplementary Data

	2011	2010
ASSETS
Cash and cash equivalents due from financial
institutions	$2,371,401	$1,672,815
Overnight deposits	1,700,000	3,200,000
Total cash and cash equivalents	4,071,401	4,872,815
Interest-bearing time deposits in other financial
institutions	292,000	486,000
Securities, available-for-sale	699,297	707,569
Securities held to maturity (fair value of $729,604 at
June 30, 2011 and $946,110 at June 30, 2010)	693,918	903,485
Federal Home Loan Bank stock	397,500	397,500
Loans, net of allowance of $220,817 and $190,817	37,514,804	36,722,899
Other real estate owned	-	160,000
Premises and equipment, net	259,116	174,645
Accrued interest receivable	122,997	134,889
Other assets	454,526	655,513
Total assets	$44,505,559	$45,215,315

LIABILITIES
Savings accounts	$8,970,233	$8,144,648
Certificates of deposit	17,505,499	17,792,043
Total deposits	26,475,732	25,936,691
Federal Home Loan Bank advances	6,000,000	7,500,000
Other liabilities	1,039,362	1,194,307

Common stock in ESOP subject to repurchase
obligation	22,230	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 427,504 shares issued	4,275	4,275
Additional paid-in capital	3,794,894	3,813,656
Retained earnings	8,165,438	7,954,578
Treasury stock, 35,460 shares, at cost	(354,600)	(354,600)
Unearned employee stock ownership plan shares	(316,350)	(333,450)
Accumulated other comprehensive loss	(325,422)	(500,142)
Total shareholders’ equity	10,968,235	10,584,317

Total liabilities and shareholders’ equity	$44,505,559	$45,215,315

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended June 30, 2011 and 2010

	2011	2010
Interest and dividend income
Loans, including fees	$1,972,913	$1,947,002
Securities available for sale	15,975	24,116
Securities held to maturity	25,992	36,614
FHLB dividends	17,387	18,004
Deposits with banks	15,111	27,153
Total interest and dividend income	2,047,378	2,052,889

Interest expense
Deposits	307,789	372,990
Federal Home Loan Bank advances	214,681	384,410
Total interest expense	522,470	757,400

Net interest income	1,524,908	1,295,489

Provision for loan losses	30,000	20,000

Net interest income after provision for loan losses	1,494,908	1,275,489

Noninterest income
Other income	6,897	12,963
Gain (loss) on sale of other real estate owned	(764)	-
Gain (loss) on sale/disposal premises and equipment	(1,687)	-
Total noninterest income	4,446	12,963

Noninterest expense
Salaries and employee benefits	591,328	514,537
Occupancy and equipment	34,756	37,551
Directors’ fees	60,000	62,900
Data processing	73,659	64,632
Franchise taxes	91,508	84,584
Legal, accounting and exam fees	229,458	155,308
Federal deposit insurance	21,600	24,732
Other	79,885	95,870
Total noninterest expense	1,182,194	1,040,114

Income before income taxes	317,160	248,338
Income tax expense	106,300	82,791

Net income	$210,860	$165,547

Earnings per common share	$0.53	$0.18

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended June 30, 2011 and 2010

	2011	2010

Net income	$210,860	$165,547

Other comprehensive income (loss):
Unrealized holding gains (losses) on
available for sale securities	(8,272)	10,255
Reclassification adjustments for gains (losses)
later recognized in income	-	-
Net unrealized gains (losses) on
available for sale securities	(8,272)	10,255
Tax effect	2,812	(3,487)
Net of tax amount	(5,460)	6,768

Unrealized gains (losses) on defined benefit pension plan	228,215	(184,403)
Amortization of unrecognized net loss for defined
benefit pension plan	30,845	24,220
Amortization of prior service cost for defined
benefit pension plan	2,898	2,898
Amortization of prior service cost for supplemental
retirement plan	11,042	11,042
Net unrealized gains (losses) on defined benefit
pension and supplemental retirement plans	273,000	(146,243)
Tax effect	(92,820)	49,723
Net of tax amount	180,180	(96,520)

Other comprehensive income (loss)	174,720	(89,752)

Comprehensive income	$385,580	$75,795

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended June 30, 2011 and 2010

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Income (Loss)	Total

Balance at July 1, 2009	$-	$-	$7,789,031	$-	$-	$(410,390)	$7,378,641

Comprehensive income:
Net income for the year ended June 30, 2010	-	-	165,547	-	-	-	165,547

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $3,487	-	-	-	-	-	6,768	6,768

Change in net unrealized loss of defined
benefit pension plan, net of amortization
for unrealized losses and prior service cost
of $27,118 and tax effects of $53,477	-	-	-	-	-	(103,808)	(103,808)

Amortization of prior service cost for
supplemental retirement plan, net of
tax effects of $(3,754)	-	-	-	-	-	7,288	7,288
Total comprehensive income							75,795

Sale of 427,504 shares of $.01 par common
stock, net of conversion costs of $811,709
including 35,460 shares purchased for the
supplemental retirement and deferred
compensation plans and held in a rabbi trust	4,275	3,813,656	-	(354,600)	-	-	3,463,331

34,200 shares purchased under employee
stock ownership plan	-	-	-	-	(342,000)	-	(342,000)

Commitment to release 855 employee
stock ownership plan shares	-	-	-	-	8,550	-	8,550

Balance at June 30, 2010	$4,275	$3,813,656	$7,954,578	$(354,600)	$(333,450)	$(500,142)	$10,584,317

(Continued)

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended June 30, 2011 and 2010

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Income (Loss)	Total

Balance, July 1, 2010	$4,275	$3,813,656	$7,954,578	$(354,600)	$(333,450)	$(500,142)	$10,584,317

Comprehensive income

Net income for the period ended June 30, 2011	-	-	210,860	-	-	-	210,860

Change in net unrealized gain (loss)
on securities available for sale,
net of tax effects of $2,812	-	-	-	-	-	(5,460)	(5,460)

Change in net unrealized loss of defined
benefit pension plan, plus amortization
for unrealized losses and prior service cost
of $33,743 and tax effects of $(89,066)	-	-	-	-	-	172,892	172,892

Amortization of prior service cost for
supplemental retirement plan, net of
tax effects of $(3,754)	-	-	-	-	-	7,288	7,288
Total comprehensive income							385,580

Commitment to release 1,710 employee stock
ownership plan shares at fair value	-	3,468	-	-	17,100	-	20,568

Transfer of 1,710 allocated ESOP common shares
subject to repurchase obligation at fair value	-	(17,100)	-	-	-	-	(17,100)

Change in fair value of 1,710 allocated ESOP
common shares subject to repurchase obligation	-	(5,130)	-	-	-	-	(5,130)

Balance, June 30, 2011	$4,275	$3,794,894	$8,165,438	$(354,600)	$(316,350)	$(325,422)	$10,968,235

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net income	$210,860	$165,547
Adjustments to reconcile net income to
net cash provided from operating activities
Provision for loan losses	30,000	20,000
Depreciation on premises and equipment	9,103	7,640
Net premium accretion on
securities and interest bearing time deposits	261	231
Loss on sale or disposal of premises and equipment	1,687	208
Loss on sale of other real estate owned	764	-
Compensation expense related to ESOP shares	20,568	8,550
Deferred taxes	(56,916)	(6,997)
Change in:
Deferred loan costs	11,029	7,120
Accrued interest receivable	11,892	(4,039)
Other assets	167,896	(142,685)
Other liabilities	118,055	78,301
Net cash from operating activities	525,199	133,876

Cash flow from investing activities
Maturities of interest bearing time deposits	194,000	338,000
Maturities, repayments and calls of securities available for sale	-	200,000
Maturities, repayments and calls of securities held to maturity	209,307	220,584
Loan originations and payments, net	(832,934)	(2,481,653)
Proceeds from sale of other real estate owned	159,236	-
Purchase of FHLB stock	-	(8,300)
Proceeds from disposal of premises and equipment	365	-
Property and equipment purchases	(95,628)	(156,698)
Net cash used in investing activities	(365,654)	(1,888,067)

Cash flow from financing activities
Net change in deposits	539,041	1,351,548
Proceeds from issuance of common stock,
net of conversion costs	-	3,108,731
Cash provided to ESOP	-	(342,000)
Proceeds from FHLB advances	1,000,000	2,000,000
Repayments of FHLB advances	(2,500,000)	(2,000,000)
Net cash used in financing activities	(960,959)	4,118,279

Net change in cash and cash equivalents	(801,414)	2,364,088
Cash and cash equivalents, beginning of period	4,872,815	2,508,727

Cash and cash equivalents at end of period	$4,071,401	$4,872,815

(Continued)

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2011 and 2010

	2011	2010
Cash paid during the year for
Interest	$541,689	$771,046
Income taxes	8,850	171,655

Supplemental noncash disclosures:
Transfer from loans to real estate owned	$-	$160,000
Issuance of shares to Rabbi Trust to settle
Obligation under deferred compensation
and supplemental retirement plans	-	354,600

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The accompanying audited consolidated financial statements include the accounts of Versailles Financial Corporation (“Versailles”) and its wholly owned subsidiary, Versailles Savings and Loan Company (“Association”).  Versailles and its subsidiary are collectively referred to as the (“Company”).  All material intercompany transactions have been eliminated.

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

Year ended June 30,	2012	$194,000
	2013	-
	2014	98,000

		$292,000

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Management reviews securities at least quarterly for indicators of other-than-temporary impairment.  This determination requires significant judgment.  In estimating other-than-temporary impairment, management evaluates: the length of time and extent the fair value has been less than cost, the expected cash flows of the security and the financial condition and near term prospects of the issuer.  For securities that are considered to be other-than-temporarily impaired, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) Other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) Other-than-temporary impairment related to other factors, which is recognized in other comprehensive income or loss.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restricting is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent eighteen months.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified: 1-4 family real estate, multi-family real estate, construction real estate, nonresidential real estate, commercial and consumer.

1-4 Family real estate: 1-4 family mortgage loans represent loans to consumers for the purchase, refinance or improvement of a residence.  Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values may impact the severity of losses.  Factors considered by management include unemployment levels, credit history and real estate values in the Association’s market area.

Multi-family real estate: Multi-family loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and property types.  Management specifically considers real estate values, credit history and unemployment levels.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Construction real estate: Construction loans are subject to underwriting standards and processes similar to 1-4 family mortgage loans.  Real estate market values at the time of origination directly affect the amount of credit extended.  These values are determined from plans and estimates provided by the contractor.  Inspections are monitored by management.  Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values may impact the severity of losses.  Factors considered by management include unemployment levels, credit history, knowledge of general contractor and real estate values in the Association’s market area.

Non-residential real estate: Non-residential loans are subject to underwriting standards and processes similar to commercial loans.  These loans are viewed as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the farm or business.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and property types.  Management specifically considers real estate values, credit history, unemployment levels, crop prices and yields.

Commercial: Commercial credit is extended to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects.  The majority of these borrowers are customer’s doing business in the Association’s primary market area.  These loans are generally underwritten individually and secured with the assets of the company and the personal guarantee of the business owners.  Commercial business loans are made based primarily on the borrower’s ability to make repayment from the historical and projected cash flow of the borrower’s business and the underlying collateral provided by the borrower.  Management specifically considers unemployment, credit history and the nature of the business.

Consumer Loans: Consumer loans are primarily comprised of secured loans including automobile loans, loans on deposit accounts, home improvement loans and to a lesser extent, unsecured personal loans.  These loans are underwritten based on several factors including debt-to-income, type of collateral and loan to value, credit history and relationship with the borrower.  Unemployment rates are specifically considered by management

Premises and Equipment:  Premises and equipment are reported at cost less accumulated depreciation.  Depreciation is computed on both the straight-line and accelerated methods over the estimated useful lives of the assets.  Building and improvements have useful lives ranging from five to 39 years.  Furniture and equipment have useful lives ranging from three to seven years.  Depreciation expense for the years ended June 30, 2011 and 2010 was $9,103 and $7,640.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.  Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Employee Stock Ownership Plan shares are considered outstanding for this calculation unless unearned.  Versailles had no potential common shares issuable under stock options or other agreements for the periods presented.

The weighted average number of shares outstanding for basic earnings per common share was 395,014 and 393,732 for the years ended June 30, 2011 and 2010, respectively.  On January 8, 2010, the Association converted from mutual to stock ownership with the concurrent formation of a holding company.  Accordingly, earnings per share for year ended June 30, 2010, was computed based on net income of the Company from the closing of the stock offering through June 30, 2010.

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

Employee Stock Ownership Plan:  The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings.  Dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may exercise a put option and require the Company to repurchase their ESOP shares upon termination.  As a result, an amount of equity equal to the fair value of the allocated shares is reclassified out of shareholders’ equity.  As of June 30, 2011 there were 1,710 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $20,568 and $8,550 for the fiscal years ended June 30, 2011 and 2010, respectively.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retirement Plans:  Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized.  Employee 401(k) and profit sharing plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Advertising Costs:  Advertising costs are generally expensed as incurred.  Advertising expense included in other noninterest expense totaled $11,000 and $8,736 for the years ending June 30, 2011 and 2010, respectively.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Effect of Newly Issued But Not Yet Effective Accounting Standards:  In April 2011, FASB issued ASU No. 2011-02 to Receivables (ASC 310),  A Creditors’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  This ASU provides guidance and clarification in evaluating whether a restructuring constitutes a troubled debt restructuring, including a creditor’s evaluation of whether it has granted a concession, and also whether the debtor is experiencing financial difficulties.  Further, this ASU states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in an attempt to protect as much of its investment as possible.  The amendments in this update are effective for the first interim or annual reporting period beginning on or after June 15, 2011 and are to be applied retrospectively to the beginning of the annual period of adoption.  Management is currently reviewing the guidance to determine the impact, if any, to the Company’s consolidated financial statements.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2011, the FASB issued ASU No. 2011-04 to Fair Value Measurement (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements is U.S. GAAP and IFRSs.  This ASU changes the wording used to describe many of the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update include clarifying the Board’s intent about the application of existing fair value measurement and disclosure requirements, and changing particular principles or requirements for measuring fair value for disclosing information about fair value measurement.  The amendments in this update are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  Early adoption is not permitted.  The adoption of the disclosure provisions of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$5,263	$-	$699,297

2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$13,535	$-	$707,569

There were no sales of available-for-sale securities during the years ended June 30, 2011 or 2010.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 2 – SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities
residential mortgage-backed:
FHLMC	$333,111	$13,779	$-	$346,890
GNMA	91,135	3,162	-	94,297
FNMA	269,672	18,745	-	288,417

	$693,918	$35,686	$-	$729,604

	2010
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities
residential mortgage-backed:
FHLMC	$405,452	$13,894	$-	$419,346
GNMA	100,754	2,758	-	103,512
FNMA	397,279	25,973	-	423,252

	$903,485	$42,625	$-	$946,110

The amortized cost and fair value of securities at year-end 2011 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily government sponsored entities mortgage-backed and mutual fund securities are shown separately.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Government sponsored entities
mortgage-backed	$-	$-	$693,918	$729,604
AMF Short US Government Fund	694,034	699,297	-	-

	$694,034	$699,297	$693,918	$729,604

There were no securities with unrealized losses as of June 30, 2011 and June 30, 2010.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 3 - LOANS

Loans at year-end were as follows:

	2011	2010

1-4 family real estate	$27,844,602	$27,555,970
Multi-family real estate	235,613	188,607
Construction real estate	402,686	171,391
Nonresidential real estate:
Business	2,571,517	2,308,904
Agricultural	5,104,184	4,945,303

Commercial loans	486,701	473,419
Consumer loans:
Loans on deposits	56,188	93,024
Consumer auto	390,499	434,039
Consumer other secured	238,161	233,149
Consumer unsecured	361,572	454,983
Total loans	37,691,723	36,858,789

Deferred loan costs	43,898	54,927
Allowance for loan losses	(220,817)	(190,817)

	$37,514,804	$36,722,899

Loans to principal officers, directors, and their affiliates during fiscal 2011 were as follows.

		2011

Beginning balance		$217,318
Effect of changes in the composition
of related parties		142,150
Repayments		(164,817)

Ending balance		$194,651

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$142,657	$976	$887	$37,555	$2,451	$6,291	$-	$190,817
Provision for loan losses	43,435	(599)	(243)	(12,993)	(894)	(2,942)	4,236	30,000
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-

Total ending allowance balance	$186,092	$377	$644	$24,562	$1,557	$3,349	$4,236	$220,817

Activity in the allowance for loan losses was as follows for the years ended June 30, 2011 and 2010.

	2011	2010
Allowance for loan losses:
Beginning balance, July 1	$190,817	$264,451
Provision for loan losses	30,000	20,000
Loans charged-off	-	(93,634)
Recoveries	-	-
Ending balance, June 30	$220,817	$190,817

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Consumer	Commercial	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	186,092	377	644	24,562	1,557	3,349	4,236	220,817

Total ending allowance balance	$186,092	$377	$644	$24,562	$1,557	$3,349	$4,236	$220,817

Loans:
Individually evaluated for impairment	$69,712	$-	$-	$488,589	$-	$-	$-	$558,301
Collectively evaluated for impairment	27,862,001	237,409	403,562	7,237,251	1,064,170	490,058	-	37,294,451

Total ending loans balance	$27,931,713	$237,409	$403,562	$7,725,840	$1,064,170	$490,058	$-	$37,852,752

Included in recorded investment is $43,898 of deferred loan costs and $117,131 of accrued loan interest.

Individually impaired loans were as follows.

	2011	2010
End of period unpaid principal balance of loans
with no allocated allowance for loan losses	$558,073	$90,181
End of period unpaid principal balance of loans
with allocated allowance for loan losses	-	-

Total	$558,073	$90,181

Amount of the allowance for loan losses allocated	$-	$-

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family real estate	$69,691	$69,712	$-	$83,063	$5,130	$5,130
Multi-family real estate	-	-	-	-	-	-
Construction real estate	-	-	-	-	-	-
Nonresidential real estate:
Business	488,382	488,589	-	40,716	22	-
Agricultural	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Consumer loans:
Loans on deposits	-	-	-	-	-	-
Consumer auto	-	-	-	-	-	-
Consumer other secured	-	-	-	-	-	-
Consumer unsecured	-	-	-	-	-	-

With an allowance recorded:
1-4 family real estate	-	-	-	-	-	-
Multi-family real estate	-	-	-	-	-	-
Construction real estate	-	-	-	-	-	-
Nonresidential real estate:
Business	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Consumer loans:
Loans on deposits	-	-	-	-	-	-
Consumer auto	-	-	-	-	-	-
Consumer other secured	-	-	-	-	-	-
Consumer unsecured	-	-	-	-	-	-

Total	$558,073	$558,301	$-	$123,779	$5,152	$5,130

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following tables present information for loans individually evaluated for impairment for the years ended June 30, 2011 and 2010:

	2011	2010
Average of unpaid principal balance of impaired loans during the period	$123,734	$244,668
Interest income recognized during impairment	5,152	3,675
Cash-basis interest income recognized	5,130	3,675

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and 2010.

Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	2011	2010	2011	2010

1-4 family real estate	$69,712	$90,211	$-	$-
Multi-family real estate	-	-	-	-
Construction real estate	-	-	-	-
Nonresidential real estate:
Business	-	-	-	-
Agricultural	-	-	-	-
Commercial loans	-	-	-	-
Consumer loans:
Loans on deposits	-	-	-	-
Consumer auto	-	-	-	-
Consumer other secured	-	-	-	-
Consumer unsecured	-	-	-	-

Total	$69,712	$90,211	$-	$-

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment of past due loans as of June 30, 2011 by class of loans:

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

1-4 family real estate	$49,879	$94,188	$-	$144,067	$27,787,646	$27,931,713
Multi-family real estate	-	-	-	-	237,409	237,409
Construction real estate	-	-	-	-	403,562	403,562
Nonresidential real estate:
Business	-	-	-	-	2,578,060	2,578,060
Agricultural	-	-	-	-	5,147,780	5,147,780
Commercial loans	-	-	-	-	490,058	490,058
Consumer loans:
Loans on deposits	-	-	-	-	58,852	58,852
Consumer auto	3,495	-	-	3,495	393,139	396,634
Consumer other secured	-	-	-	-	240,205	240,205
Consumer unsecured	1,096	-	-	1,096	367,383	368,479

Total	$54,470	$94,188	$-	$148,658	$37,704,094	$37,852,752

Troubled Debt Restructurings:  The Company had one loan totaling $488,382 classified as troubled debt restructuring at June 30, 2011.  Several loan accounts of a customer were consolidated into a single loan with a loan to value of forty-seven percent.  There were no troubled debt restructurings and no customers with outstanding loans classified as troubled debt restructurings for the year ended June 30, 2010.

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

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 3 – LOANS (Continued)

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  One loan totaling $488,382 is a troubled debt restructuring and was classified as “pass” due to a loan to value ratio of 47.4% and the loan being current.  As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans at recorded investment is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$-	$69,712	$-	$-	$27,862,001
Multi-Family real estate	237,409	-	-	-	-
Construction real estate	403,562	-	-	-	-
Nonresidential real estate:
Business	2,578,060	-	-	-	-
Agricultural	5,147,780	-	-	-	-
Commercial loans	490,058	-	-	-	-

Total	$8,856,869	$69,712	$-	$-	$27,862,001

The Company does not make subprime loans.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment of residential and consumer loans based on payment activity as of June 30, 2011:

	Consumer				Residential
	Loans on		Other
	Deposits	Auto	Secured	Unsecured	Multi-family	Construction

Performing	$58,852	$396,634	$240,205	$368,479	$237,409	403,562
Nonperforming	-	-	-	-	-	-

Total	$58,852	$396,634	$240,205	$368,479	$237,409	$403,562

Included in recorded investment is $7,777 of deferred loan fees and $12,645 of accrued loan interest.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2011	2010

Land	$153,328	$153,328
Building and improvements	306,761	230,700
Furniture and equipment	168,474	156,590
Total	628,563	540,618
Accumulated depreciation	(369,447)	(365,973)

	$259,116	$174,645

NOTE 5 – ACCRUED INTEREST RECEIVABLE

Accrued interest receivable was as follows.

	2011	2010

Loans	$117,131	$125,270
Securities	2,660	3,741
Interest bearing deposits,
fed funds sold and other	3,206	5,878

	$122,997	$134,889

NOTE 6 - DEPOSITS

Deposits from principal officers, directors, and their affiliates at June 30, 2011 and 2010 were $785,285 and $463,398.  The aggregate amount of certificates of deposit accounts with balances greater than $100,000 at year-end 2011 and 2010 was $2,862,611 and $2,333,004.

Interest expense on deposits was as follows.

	2011	2010

Savings	$11,362	$9,607
Time deposits	296,427	363,383

	$307,789	$372,990

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 6 – DEPOSITS (Continued)

Scheduled maturities of certificates of deposit were as follows.

Year ended June 30,	2012	$11,288,570
	2013	4,776,704
	2014	952,347
	2015	487,878

		$17,505,499

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Year-end advances from the Federal Home Loan Bank were as follows.

		2011	2010

1.14%	Fixed rate advance, due October 2014	$1,000,000	$-
2.00%	Fixed rate advance, due June 2012	1,000,000	1,000,000
2.89%	Fixed rate advance, due September 2014	1,000,000	1,000,000
3.36%	Fixed rate advance, due March 2017	1,000,000	1,000,000
5.93%	Convertible advance, next reprice date August 2010, due August 2010	-	500,000
6.27%	Convertible advance, next reprice date September 2010, due September 2010	-	1,000,000
5.79%	Convertible advance, next reprice date August 2010, due November 2010	-	1,000,000
4.39%	Putable advance, next call date
	August 2011, due November 2011	1,000,000	1,000,000
4.26%	Putable advance, next call date
	September 2011, due March 2014	1,000,000	1,000,000

		$6,000,000	$7,500,000

Fixed rate advances are payable at maturity and subject to prepayment penalties if paid off prior to maturity.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

Putable advances are fixed rate advances which may be called quarterly by the FHLB following an initial lockout period.  If the advances are called, the Company must repay the advance.  The
FHLB will offer replacement funding at the then prevailing rate of interest for an advance product then offered by the FHLB.

Required payments over the next five years and thereafter are:

Year ended June 30,	2012	$2,000,000
	2013	-
	2014	1,000,000
	2015	2,000,000
	2016	-
	Thereafter	1,000,000

		$6,000,000

Advances under the borrowing agreements are collateralized by a blanket pledge of the Company’s residential mortgage loan portfolio and FHLB stock.  At June 30, 2011 and 2010, the Company had approximately $26,495,000 and $26,090,000 of qualifying first-mortgage loans and $236,000 and $189,000 of multi-family mortgage loans pledged, in addition to FHLB stock, as collateral for FHLB advances.  At June 30, 2011, based on the Association’s current FHLB stock ownership, total assets and pledgable first-mortgage and multi-family mortgage loan portfolios, the Association had the ability to obtain borrowings up to an additional $10,621,000.

NOTE 8 - INCOME TAXES

Income tax expense was as follows.

	2011	2010

Current	$163,216	$89,788
Deferred	(56,916)	(6,997)

Total	$106,300	$82,791

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 8 - INCOME TAXES (Continued)

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following.

	2011	2010

Federal statutory rate times financial statement income	$107,834	$84,435
Effect of:
Tax exempt interest income	(1,423)	(1,496)
Other, net	(111)	(148)
Total	$106,300	$82,791

Effective tax rate	33.52%	33.34%

Year-end deferred tax assets and liabilities were due to the following.

	2011	2010
Deferred tax assets
Allowance for loan losses	$75,078	$64,878
Accrued compensation	301,823	280,971
Impairment loss on securities	35,528	35,528
Pension	112,959	180,717
Total deferred tax asset	525,388	562,094

Deferred tax liabilities:
Deferred loan fees and costs	(14,925)	(18,675)
FHLB stock	(75,070)	(75,070)
Accrual to cash	(27,862)	(23,395)
Accumulated depreciation	(3,716)	(5,235)
Net unrealized gains on securities
available for sale	(1,790)	(4,602)
Total deferred tax liability	(123,363)	(126,977)

Net deferred tax asset	$402,025	$435,117

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

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 8 - INCOME TAXES (Continued)

At June 30, 2011 and 2010, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  There were no penalties or interest related to income taxes recorded in the income statement for the years ended June 30, 2011 and 2010 and no amounts accrued for penalties and interest as of June 30, 2011 or June 30, 2010.

The Company is subject to U.S. federal income tax.  The Company is no longer subject to examination by the federal taxing authority for years prior to 2007.  The tax years 2007-2010 remain open to examination by the U.S. taxing authority.

NOTE 9 - RETIREMENT PLANS

The Company has a funded noncontributory defined benefit pension plan that covers substantially all of its employees.  The plan provides defined benefits based on years of service and final average salary.  The Company uses June 30 as the measurement date for its pension plan.

Information about changes in obligations and plan assets of defined benefit pension plan follows:

	2011	2010
Change in benefit obligation:
Beginning benefit obligation	$1,189,283	$918,847
Service cost	72,957	44,063
Interest cost	57,657	52,242
Actuarial loss (gain)	(126,999)	203,854
Benefits paid	(29,723)	(29,723)
Ending benefit obligation	1,163,175	1,189,283

Change in plan assets, at fair value:
Beginning plan assets	657,761	576,704
Actual return	144,946	57,911
Employer contribution	57,960	52,869
Benefits paid	(29,723)	(29,723)
Ending plan assets	830,944	657,761

Funded status at end of year (plan assets less
benefit obligations)	$(332,231)	$(531,522)

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 9 - RETIREMENT PLANS (Continued)

Amounts recognized in accumulated other comprehensive loss at June 30 consist of the following.

	2011	2010

Net actuarial loss	$485,403	$744,463
Prior service cost	7,404	10,302

	$492,807	$754,765

The accumulated benefit obligation was $851,221 and $850,998 at the measurement date of June 30, 2011 and June 30, 2010.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

The table below presents components of net periodic benefit cost and other amounts recognized in other comprehensive income using a measurement date of June 30 for 2011 and 2010.

	2011	2010

Service cost	$72,957	$44,063
Interest cost	57,657	52,242
Expected return on plan assets	(43,729)	(38,461)
Amortization of prior service cost	2,898	2,898
Amortization of net loss	30,845	24,220

Net periodic benefit cost	$120,628	$84,962

	2011	2010

Unrealized (gain) or loss during the period	$(228,215)	$184,403
Amortization of net loss	(30,845)	(24,220)
Amortization of prior service cost	(2,898)	(2,898)
Total recognized in other
comprehensive income	(261,958)	157,285

Net periodic benefit cost	120,628	84,962

Total recognized in net periodic benefit
cost and other comprehensive income	$(141,330)	$242,247

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 9 - RETIREMENT PLANS (Continued)

The estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $18,927 and $2,898.

	2011	2010
Weighted-average assumptions used to
determine net cost
Discount rate on benefit obligation	4.91%	5.78%
Long-term expected rate of return on plan assets	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to
determine benefit obligation at year-end
Discount rate	5.67%	4.91%
Rate of compensation increase	4.00%	4.00%

There are no investments that are prohibited by the pension plan.

The Company’s pension plan asset allocation by asset class at year-end 2011 and 2010 are as follows:

	Percentage of Plan
	Assets at Year End
	2011	2010
Plan Assets
Mutual Funds:
S&P 500 growth	13.9%	13.3%
S&P 500 value	13.2	13.0
S&P Midcap 400 growth	8.3	7.3
S&P Midcap 400 value	7.5	7.3
S&P Smallcap 600 growth	2.1	1.8
S&P Smallcap 600 value	1.8	1.8
International equity funds	16.1	15.0
Emerging markets equity funds	7.2	6.8
U.S. core fixed income funds	5.9	0.0
U.S. corporate stock	0.2	0.2
Cash and cash equivalents	23.8	33.5

Total Plan Assets	100.0%	100.0%

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 9 - RETIREMENT PLANS (Continued)

The Company’s pension plan asset allocation at year-end 2011 and 2010, target allocation for 2012, and expected long-term rate of return by asset class are as follows:

		Percentage of Plan		Weighted-
	Target	Assets		Average Expected
	Allocation	at Year-end		Long-Term Rate
Asset Category	2012	2011	2010	of Return-2011

Investment funds	80%	76%	66%	6.5%
Cash and cash equivalents	20	24	34	4.0

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

The Company expects to contribute between $80,000-$85,000 to its pension plan in 2012.

Fair Value of Plan Assets:  The Company used the following methods and significant assumptions to estimate the fair value of each type of plan asset:

Equity, Investment Funds and Other Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  During times when trading is more liquid, broker quotes are used (if available) to validate the model.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 9 - RETIREMENT PLANS (Continued)

The fair value of the plan assets at June 30, 2011, by asset category, is as follows:

	Fair Value Measurements at
	June 30, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Plan Assets
Mutual Funds:
S&P 500 growth	$115,754	$115,754	$-	$-
S&P 500 value	109,244	109,244	-	-
S&P Midcap 400 growth	68,900	68,900	-	-
S&P Midcap 400 value	62,580	62,580	-	-
S&P Smallcap 600 growth	17,045	17,045	-	-
S&P Smallcap 600 value	15,077	15,077	-	-
International equity funds	134,052	134,052	-	-
Emerging markets equity funds	59,833	59,833	-	-
U. S. core fixed income funds	49,222	49,222	-	-
U. S. corporate stock	1,710	1,710	-	-
Cash and cash equivalents	197,527	197,527	-	-

Total Plan Assets	$830,944	$830,944	$-	$-

The fair value of the plan assets at June 30, 2010, by asset category, is as follows:

	Fair Value Measurements at
	June 30, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Plan Assets
Mutual Funds:
S&P 500 growth	$86,564	$86,564	$-	$-
S&P 500 value	87,245	87,245	-	-
S&P Midcap 400 growth	47,742	47,742	-	-
S&P Midcap 400 value	47,762	47,762	-	-
S&P Smallcap 600 growth	12,071	12,071	-	-
S&P Smallcap 600 value	11,614	11,614	-	-
International equity funds	99,020	99,020	-	-
Emerging markets equity funds	44,523	44,523	-	-
U.S. corporate stock	1,473	1,473	-	-
Cash and cash equivalents	220,747	220,747	-	-

Total Plan Assets	$657,761	$657,761	$-	$-

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 9 - RETIREMENT PLANS (Continued)

The following pension benefit payments are expected, which reflect expected future service.

2012	$29,729
2013	28,136
2014	26,491
2015	24,788
2016	23,045
2017-2021	407,384

Employee 401(k) and Profit Sharing Plan:  The Company maintains a 401(k) and profit sharing plan for all eligible employees.  To be eligible, an individual must have at least 1,000 hours of service.  Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation.  The Company provides a matching contribution on behalf of participants who make elective compensation deferrals, at the rate of 50% of the first 6% of the participant’s discretionary contribution.  Employee contributions are always 100% vested.  Employer matching contributions vest on a graduated basis at the rate of 20% per year in years two through six so that the employee is 100% vested after six years of service.  The 2011 and 2010 expense related to this plan was $10,855 and $7,607 respectively.

Deferred Compensation and Supplemental Retirement Plan:  The Board of Directors adopted a deferred compensation and supplemental retirement plan for directors and an executive officer of the Company during fiscal 1999.  Upon adoption, each nonemployee director was credited with $1,494 for each year of service as a director and the employee director was credited with $5,103 for each year of prior service.  The total liability for prior service upon adoption of the Plan was $143,541.  The prior service cost is being amortized over the estimated future service period (13 years) on a straight-line basis.  On each December 31 after 1998, each nonemployee director receives a credit to their account equal to 24% of the cash compensation that a participant earned during that calendar year.  The employee director receives an annual credit of 8%.  At the participant’s election, the participant’s account earns interest at the rate of the Company’s return on average equity for that year or at the rate the Company is paying on a certificate of deposit having a term of one year or less at January 1 of that year.  Total expense related to the Plan was $38,972 and $36,547 for the years ended June 30, 2011 and 2010.  The accrued supplemental retirement liability included in other liabilities was $243,530 at June 30, 2011 and $229,399 at June 30, 2010.

Distributions to participants during fiscal 2011 and 2010 were $13,799 and $13,485, respectively.  Amounts recognized in accumulated other comprehensive loss before federal income taxes for prior service cost was $5,518 and $16,560 for June 30, 2011 and 2010, respectively.  The amount of prior service cost for the supplemental retirement plan that will be amortized from accumulated other comprehensive income into supplemental retirement expense over the next fiscal year will be $5,518.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 9 - RETIREMENT PLANS (Continued)

Additionally, each participant may elect to defer up to 25% in base salary and up to 100% of director’s fees, bonuses or other cash compensation.  Amounts in participant’s accounts are vested at all times.  The accrued deferred compensation liability included in other liabilities was $276,570 at June 30, 2011 and $233,836 at June 30, 2010.  Earnings on amounts deferred included in salaries and employee benefits totaled $7,185 and $4,938 for the years ended June 30, 2011 and 2010.  Distributions to participants during fiscal 2011 and 2010 were $18,726 and $18,246, respectively.  The Plan is unfunded and subject to the general claims of creditors.

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

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

As part of the conversion to a stock company (see Note 16), the Company formed a leveraged ESOP.  The plan has a December 31 year-end and the first allocation was December 31, 2010.  The ESOP borrowed from the Company, totaling $342,000, to purchase 34,200 shares of stock at $10 per share.  The Company may make discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan.  When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded.  Dividends on allocated shares increase participant accounts.  The shares in the plan are expected to be allocated over a twenty year period.

Participants receive the shares at the end of employment.  A participant may require stock received to be repurchased unless the stock is traded on an established market.

Contributions to the ESOP during the year ended June 30, 2011 were $23,506.  There were no contributions to the ESOP during the year ended June 30, 2010.  ESOP expense was $20,568 and $8,550 for the year ended June 30, 2011 and 2010, respectively.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

Shares held by the ESOP were as follows:

	2011	2010

Allocated	1,710	-
Committed to be released	855	855
Unearned	31,635	33,345

Total ESOP shares	34,200	34,200

Fair value of unearned shares	$411,255	$333,450

Fair value of allocated shares subject to
repurchase obligation	$22,230	$-

The Company expects to allocate 1,710 shares for the December 31, 2011 plan year.

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

Commitments to make loans at current market rates at year-end were as follows.

	2011		2010
	Balance	Rate	Balance	Rate

1-4 family real estate – fixed rate	$125,000	5.50%	$350,000	5.75%
Multi-family real estate – variable rate	-	-	85,500	6.50
Nonresidential real estate - variable rate	35,920	4.00	-	-

Commitments to make loans are generally made for periods of 60 days or less.  The loan commitments have maturities ranging up to 30 years.

At June 30, 2011 and 2010, the Company had unused lines of credit, at current market rates, of approximately $0 and $7,500, respectively.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 12 – FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values of investment securities available for sale are determined by obtaining market prices, if available, on nationally recognized securities exchanges (Level 1 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below.

Fair Value Measurements
at June 30, 2011 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
AMF Short US Government
Fund	$699,297	$-	$-

Fair Value Measurements
at June 30, 2010 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
AMF Short US Government
Fund	$707,569	$-	$-

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2011 or June 30, 2010.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 12 – FAIR VALUE (Continued)

The carrying amount and estimated fair values of financial instruments were as follows at year-end.

	June 30, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$4,071,401	$4,071,401	$4,872,815	$4,872,815
Interest bearing time deposits
in other financial institutions	292,000	292,000	486,000	486,000
Securities available for sale	699,297	699,297	707,569	707,569
Securities held to maturity	693,918	729,604	903,485	946,110
Net loans	37,514,804	39,809,000	36,722,899	39,161,000
FHLB stock	397,500	N/A	397,500	N/A
Accrued interest receivable	122,997	122,997	134,889	134,889

Financial liabilities:
Deposits	(26,475,732)	(26,725,000)	(25,936,691)	(26,280,000)
FHLB advances	(6,000,000)	(6,210,000)	(7,500,000)	(7,903,000)
Accrued interest payable	(52,775)	(52,775)	(71,994)	(71,994)

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing time deposits in other financial institutions, accrued interest receivable and payable, savings accounts and variable rate loans or deposits that reprice frequent and fully.  Fair value of securities held to maturity are calculated on market prices of similar securities.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits and interest bearing deposits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of Federal Home Loan Bank advances is based upon current rates for similar financing.  It was not practical to determine fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

NOTE 13 - REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of June 30, 2011, the Association meets all capital adequacy requirements to which it is subject.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 13 - REGULATORY MATTERS (Continued)

Prompt corrective action regulations provide five classifications:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2011 and 2010, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

At year-end, the Association’s actual capital levels and minimum required levels were as follows.

					To Be
					Well Capitalized
			For		Under Prompt
			Capital		Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011	(Dollars in thousands)
Total capital
(to risk-weighted assets)	$9,905	38.1%	$2,082	8.0%	$2,602	10.0%
Tier I (core) capital
(to risk-weighted assets)	9,685	37.2	1,041	4.0	1,561	6.0
Tier I (core) capital
(to adjusted total assets)	9,685	21.8	1,780	4.0	2,225	5.0
Tangible capital
(to adjusted total assets)	9,685	21.8	668	1.5	N/A

June 30, 2010
Total capital
(to risk-weighted assets)	$9,570	35.5%	$2,155	8.0%	$2,694	10.0%
Tier I (core) capital
(to risk-weighted assets)	9,380	34.8	1,078	4.0	1,616	6.0
Tier I (core) capital
(to adjusted total assets)	9,380	20.6	1,824	4.0	2,280	5.0
Tangible capital
(to adjusted total assets)	9,380	20.6	684	1.5	N/A

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments and FHLB advances, or the Company must convert to a commercial bank charter.  Management believes that this test is met.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 13 - REGULATORY MATTERS (Continued)

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

Regulatory capital levels reported above differ from the Association’s total capital, computed in accordance with accounting principles general accepted in the United States (GAAP), as follows (in thousands):

	2011	2010

Total capital, computed in accordance with GAAP	$9,359	$8,880
Accumulated other comprehensive loss	326	500
Tier I (tangible) capital	9,685	9,380
Allowance for loan losses	220	190

Total capital	$9,905	$9,570

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2011	2010

Basic
Net income available to common shareholders	$210,860	$71,686

Weighted average common shares outstanding	427,504	427,504
Less: Average unearned ESOP shares	(32,490)	(33,772)

Average shares	395,014	393,732

Earnings per common share	$.53	$.18

Earnings per share for the year ended June 30, 2010 was computed on the net income of the Company from the closing of the stock offering on January 8, 2010 through June 30, 2010.  The Company had no potential common shares issuable under stock options or other agreements for the periods ended June 30, 2011 or June 30, 2010.

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax.
		Current
	Balance at	Period	Balance at
	June 30, 2010	Change	June 30, 2011

Unrealized gains (losses) on
securities available for sale	$8,933	$(5,460)	$3,473
Unrealized loss and unamortized
prior service cost on defined
benefit pension plan	(498,146)	172,892	(325,254)
Unamortized prior service cost
on supplemental retirement plan	(10,929)	7,288	(3,641)

Total	$(500,142)	$174,720	$(325,422)

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
June 30, 2011 and 2010

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Versailles Financial Corporation follows:

CONDENSED BALANCE SHEETS
June 30

	2011	2010
ASSETS
Cash and cash equivalents	$1,252,347	$1,347,434
Investment in banking subsidiary	9,358,903	8,880,476
Loan receivable from ESOP	329,365	342,000
Other assets	55,858	17,368

Total assets	$10,996,473	$10,587,278

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$6,008	$2,961
ESOP repurchase obligation	22,230	-
Shareholders’ equity	10,968,235	10,584,317

Total liabilities and shareholders’ equity	$10,996,473	$10,587,278

CONDENSED STATEMENTS OF INCOME
June 30

	2011	2010

Interest income	$13,409	$6,277
Other expense	122,987	41,803
Loss before income tax and
undistributed subsidiary income	(109,578)	(35,526)
Income tax benefit	37,300	12,100
Equity in undistributed subsidiary income	283,138	95,112

Net income	$210,860	$71,686

(Continued)

VERSAILLES FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
June 30

	2011	2010
Cash flows from operating activities
Net income	$210,860	$71,686
Adjustments:
Equity in undistributed subsidiary income	(283,138)	(95,112)
Change in other assets	(38,490)	(17,368)
Change in other liabilities	3,046	2,961
Net cash from operating activities	(107,722)	(37,833)

Cash flows from investing activities
Purchase of stock in Versailles Savings and Loan Company	-	(1,381,464)
ESOP loan repayment	12,635	-
Loan to ESOP	-	(342,000)
Net cash from investing activities	12,635	(1,723,464)

Cash flows from financing activities
Proceeds from stock issue	-	3,108,731
Net cash from financing activities	-	3,108,731

Net change in cash and cash equivalents	(95,087)	1,347,434

Beginning cash and cash equivalents	1,347,434	-

Ending cash and cash equivalents	$1,252,347	$1,347,434

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of June 30, 2011, the Company’s internal control over financial reporting is effective, based on those criteria. During the year ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report is not required pursuant to the Dodd-Frank Act.

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

Information concerning directors and executive officers of Versailles Financial Corporation is incorporated herein by reference from the section captioned “Proposal I—Election of Directors” of our definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders (our “Proxy Statement”).

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

VERSAILLES FINANCIAL CORPORATION

Date: September 28, 2011	By:	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Douglas P. Ahlers	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2011
Douglas P. Ahlers

/s/ Cheryl J. Leach	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2011
Cheryl J. Leach

/s/ Edward L. Borchers	Director	September 28, 2011
Edward L. Borchers

/s/ Kevin J. Drees	Director	September 28, 2011
Kevin J. Drees

/s/ Thomas L. Guillozet	Director	September 28, 2011
Thomas L. Guillozet
/s/James C. Poeppelman	Director	September 28, 2011
James C. Poeppelman

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002