Form 10-Q
period 2011-09-30
Versailles Financial Corp
filed 2011-11-14
CIK 1471092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	Outstanding at November 14, 2011
427,504 Common Shares

VERSAILLES FINANCIAL CORPORATION

FINANCIAL STATEMENTS

September 30, 2011

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2011 and June 30, 2011

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents due from financial institutions	$3,106,995	$2,371,401
Overnight deposits	3,700,000	1,700,000
Total cash and cash equivalents	6,806,995	4,071,401
Interest-bearing time deposits in other financial institutions	292,000	292,000
Securities, available-for-sale	700,049	699,297
Securities held to maturity (fair value of $688,816 at September 30, 2011 and $729,604 at June 30, 2011)	652,450	693,918
Federal Home Loan Bank stock	397,500	397,500
Loans, net of allowance of $235,817 and $220,817	36,484,084	37,514,804
Premises and equipment, net	463,400	259,116
Accrued interest receivable	111,704	122,997
Other assets	502,638	454,526

Total assets	$46,410,820	$44,505,559

LIABILITIES
Savings accounts	$9,356,513	$8,970,233
Certificates of deposit	18,039,879	17,505,499
Total deposits	27,396,392	26,475,732
Federal Home Loan Bank advances	7,000,000	6,000,000
Other liabilities	976,747	1,039,362

Common stock in ESOP subject to repurchase obligation	21,871	22,230

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 427,504 shares issued	4,275	4,275
Additional paid-in capital	3,796,541	3,794,894
Retained earnings	8,204,767	8,165,438
Treasury stock, 35,460 shares, at cost	(354,600)	(354,600)
Unearned employee stock ownership plan shares	(312,070)	(316,350)
Accumulated other comprehensive loss	(323,103)	(325,422)
Total shareholders’ equity	11,015,810	10,968,235

Total liabilities and shareholders’ equity	$46,410,820	$44,505,559

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months ended September 30, 2011 and 2010

	Three months ended
	September 30,
	2011	2010
Interest and dividend income
Loans, including fees	$481,408	$502,400
Securities available for sale	3,215	4,374
Securities held-to-maturity	5,308	7,306
FHLB dividends	3,964	4,460
Deposits with banks	3,160	5,540
Total interest and dividend income	497,055	524,080

Interest expense
Deposits	72,624	84,458
FHLB advances	47,650	74,252
Total interest expense	120,274	158,710

Net interest income	376,781	365,370
Provision for loan losses	15,000	—

Net interest income after provision for loan losses	361,781	365,370

Noninterest income
Other income	1,154	2,427
Gain (loss) on sale of other real estate owned	—	(2,294)
Total noninterest income	1,154	133

Noninterest expense
Salaries and employee benefits	141,444	135,359
Occupancy and equipment	5,599	8,075
Directors’ fees	15,000	14,600
Data processing	18,182	17,087
Franchise taxes	25,081	20,673
Legal, accounting and exam fees	77,144	76,687
Federal deposit insurance	5,100	6,375
Other	15,756	19,749
Total noninterest expense	303,306	298,605

Income before income taxes	59,629	66,898
Income tax expense	20,300	22,300
Net income	$39,329	$44,598

Basic and diluted earnings per share	$0.10	$0.11

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three months ended September 30, 2011 and 2010

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Income (Loss)	Total

Balance, July 1, 2010	$4,275	$3,813,656	$7,954,578	$(354,600)	$(333,450)	$(500,142)	$10,584,317

Comprehensive income

Net income for the period ended September 30, 2010	—	—	44,598	—	—	—	44,598

Change in net unrealized gain (loss) on securities available for sale, net of tax effects of $510	—	—	—	—	—	993	993

Amortization of prior service cost for supplemental retirement plan, net of tax effects of $939	—	—	—	—	—	1,822	1,822

Total comprehensive income							47,413

Commitment to release 427 employee stock ownership plan shares	—	—	—	—	4,270	—	4,270

Balance, September 30, 2010	$4,275	$3,813,656	$7,999,176	$(354,600)	$(329,180)	$(497,327)	$10,636,000

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three months ended September 30, 2011 and 2010

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Income (Loss)	Total

Balance, July 1, 2011	$4,275	$3,794,894	$8,165,438	$(354,600)	$(316,350)	$(325,422)	$10,968,235

Comprehensive income

Net income for the period ended September 30, 2011	—	—	39,329	—	—	—	39,329

Change in net unrealized gain (loss) on securities available for sale, net of tax effects of $255	—	—	—	—	—	497	497

Amortization of prior service cost for supplemental retirement plan, net of tax effects of $939	—	—	—	—	—	1,822	1,822

Total comprehensive income							41,648

Commitment to release 428 employee stock ownership plan shares at fair value	—	1,288	—	—	4,280	—	5,568

Change in fair value of 1,710 allocated ESOP common shares subject to repurchase obligation	—	359	—	—	—	—	359

Balance, September 30, 2011	$4,275	$3,796,541	$8,204,767	$(354,600)	$(312,070)	$(323,103)	$11,015,810

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended September 30, 2011 and 2010

	Three months ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$39,329	$44,598
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	15,000	—
Depreciation on premises and equipment	1,831	1,855
Net amortization of securities and interest bearing time deposits	65	65
Loss on sale of other real estate owned	—	2,294
Compensation expense related to ESOP shares	5,568	4,270
Change in:
Deferred loan costs	(1,407)	(480)
Accrued interest receivable	11,293	(2,243)
Other assets	28,553	41,639
Other liabilities	(137,713)	57,973
Net cash from operating activities	(37,481)	149,971

Cash flow from investing activities
Maturities, repayments and calls of securities held to maturity	41,403	78,063
Loan originations and payments, net	1,017,127	(689,805)
Proceeds from sale of other real estate owned	—	117,706
Property and equipment purchases	(206,115)	(6,001)
Net cash from investing activities	852,415	(500,037)

Cash flow from financing activities
Net change in deposits	920,660	(109,992)
Proceeds from FHLB advances	1,000,000	—
Repayments of FHLB advances	—	(1,500,000)
Net cash from financing activities	1,920,660	(1,609,992)

Net change in cash and cash equivalents	2,735,594	(1,960,058)
Cash and cash equivalents, beginning of period	4,071,401	4,872,815

Cash and cash equivalents at end of period	$6,806,995	$2,912,757

Cash paid during the year for
Interest	$119,531	$170,217
Income taxes	85,000	—

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The accompanying unaudited consolidated financial statements include the accounts of Versailles Financial Corporation (“Versailles”) and its wholly owned subsidiary, Versailles Savings and Loan Company (“Association”).  Versailles and its subsidiary are collectively referred to as the “Company”.  All material intercompany transactions have been eliminated.  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2011 and the results of operations and cash flows for the three months ended September 30, 2011 and 2010.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto filed as part of Versailles Financial Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 28, 2011.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Consumer:  Consumer loans are primarily comprised of secured loans including automobile loans, loans on deposit accounts, home improvement loans and to a lesser extent, unsecured personal loans.  These loans are underwritten based on several factors including debt-to-income, type of collateral and loan to value, credit history and relationship with the borrower.  Unemployment rates are specifically considered by management

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  Versailles had no potential common shares issuable under stock options or other agreements for the periods presented.

The weighted average number of shares outstanding for basic earnings per common share was 396,083 and 394,372 for the three months ended September 30, 2011 and 2010, respectively.

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

Employee Stock Ownership Plan:   The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings.  Dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may exercise a put option and require the Company to repurchase their ESOP shares upon termination.  As a result, an amount of equity equal to the fair value of the allocated shares is reclassified out of shareholders’ equity.  As of September 30, 2011 there were 1,710 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $5,568 and $4,270 for the three months ended September 30, 2011 and 2010, respectively.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications:  Some items in prior financial statements have been reclassified to conform to the current presentation.

Adoption of New Accounting Pronouncements:  In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance added additional disclosures to Note 3 — Loans.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarifies that creditor’s are precluded from using the effective interest rate method to determine whether a concession has been granted.  In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtors’ ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards:  In May 2011, the FASB issued ASU No. 2011-04 to Fair Value Measurement (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements is U.S. GAAP and IFRSs.  This ASU changes the wording used to describe many of the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update include clarifying the Board’s intent about the application of existing fair value measurement and disclosure requirements, and changing particular principles or requirements for measuring fair value for disclosing information about fair value measurement.  The amendments in this update are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  Early adoption is not permitted.  The adoption of the disclosure provisions of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  Early adoption is permitted.  The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$6,015	$—	$700,049

June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$5,263	$—	$699,297

There were no sales of available-for-sale securities during the three months ended September 30, 2011 or 2010.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 2 — SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	September 30, 2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities residential mortgage-backed:
FHLMC	$317,311	$15,451	$—	$332,762
GNMA	86,789	3,180	—	89,969
FNMA	248,350	17,735	—	266,085

	$652,450	$36,366	$—	$688,816

	June 30, 2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities residential mortgage-backed:
FHLMC	$333,111	$13,779	$—	$346,890
GNMA	91,135	3,162	—	94,297
FNMA	269,672	18,745	—	288,417

	$693,918	$35,686	$—	$729,604

At September 30, 2011, the Company had no securities due at a single maturity date.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 - LOANS

Loans at September 30, 2011 and June 30, 2011 were as follows:

	September 30,	June 30,
	2011	2011
Mortgage loans:
1-4 family real estate	$27,007,401	$27,844,602
Multi-family real estate	219,565	235,613
Construction real estate	298,659	402,686
Nonresidential real estate:
Business	2,531,442	2,571,517
Agricultural	5,044,881	5,104,184

Commercial loans	454,279	486,701
Consumer loans:
Loans on deposits	55,894	56,188
Consumer auto	399,232	390,499
Consumer other secured	229,430	238,161
Consumer unsecured	433,813	361,572
Total loans	36,674,596	37,691,723

Deferred loan costs	45,305	43,898
Allowance for loan losses	(235,817)	(220,817)

	$36,484,084	$37,514,804

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$186,092	$377	$644	$24,562	$1,557	$3,349	$4,236	$220,817
Provision for loan losses	24,055	326	(166)	(6,691)	(103)	1,124	(3,545)	15,000
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—

Total ending allowance balance	$210,147	$703	$478	$17,871	$1,454	$4,473	$691	$235,817

Activity in the allowance for loan losses was as follows for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010
Allowance for loan losses:
Beginning balance, July 1	$220,817	$190,817
Provision for loan losses	15,000	—
Loans charged-off	—	—
Recoveries	—	—
Ending balance, September 30	$235,817	$190,817

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Consumer	Commercial	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	210,147	703	478	17,871	1,454	4,473	691	235,817

Total ending allowance balance	$210,147	$703	$478	$17,871	$1,454	$4,473	$691	$235,817

Loans:
Individually evaluated for impairment	$65,456	$—	$—	$489,949	$—	$—	$—	$555,405
Collectively evaluated for impairment	27,020,560	221,249	298,919	7,132,665	1,136,075	459,080	—	36,268,548

Total ending loans balance	$27,086,016	$221,249	$298,919	$7,622,614	$1,136,075	$459,080	$—	$36,823,953

Included in recorded investment is $45,305 of deferred loan costs and $104,052 of accrued loan interest.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Consumer	Commercial	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	186,092	377	644	24,562	1,557	3,349	4,236	220,817

Total ending allowance balance	$186,092	$377	$644	$24,562	$1,557	$3,349	$4,236	$220,817

Loans:
Individually evaluated for impairment	$69,712	$—	$—	$488,589	$—	$—	$—	$558,301
Collectively evaluated for impairment	27,862,001	237,409	403,562	7,237,251	1,064,170	490,058	—	37,294,451

Total ending loans balance	$27,931,713	$237,409	$403,562	$7,725,840	$1,064,170	$490,058	$—	$37,852,752

Included in recorded investment is $43,898 of deferred loan costs and $117,131 of accrued loan interest.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family real estate	$65,437	$65,456	$—	$66,874	$871	$871
Multi-family real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Nonresidential real estate:
Business	487,085	489,949	—	489,497	7,986	5,328
Agricultural	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—	—	—
Consumer auto	—	—	—	—	—	—
Consumer other secured	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—

With an allowance recorded:
1-4 family real estate	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—	—	—
Consumer auto	—	—	—	—	—	—
Consumer other secured	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—

Total	$552,522	$555,405	$—	$556,371	$8,857	$6,199

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family real estate	$69,691	$69,712	$—	$83,063	$5,130	$5,130
Multi-family real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Nonresidential real estate:
Business	488,382	488,589	—	40,716	22	—
Agricultural	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—	—	—
Consumer auto	—	—	—	—	—	—
Consumer other secured	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—

With an allowance recorded:
1-4 family real estate	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—	—	—
Consumer auto	—	—	—	—	—	—
Consumer other secured	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—

Total	$558,073	$558,301	$—	$123,779	$5,152	$5,130

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2010:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family real estate	$90,181	$90,211	$—	$90,211	$—	$—
Multi-family real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—	—	—
Consumer auto	—	—	—	—	—	—
Consumer other secured	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—

With an allowance recorded:
1-4 family real estate	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—	—	—
Consumer auto	—	—	—	—	—	—
Consumer other secured	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—

Total	$90,181	$90,211	$—	$90,211	$—	$—

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 – LOANS (Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and June 30, 2011.

Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	September 30,	June 30,	September 30,	June 30,
	2011	2011	2011	2011

1-4 family real estate	$65,456	$69,712	$—	$—
Multi-family real estate	—	—	—	—
Construction real estate	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—
Agricultural	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—
Consumer auto	—	—	—	—
Consumer other secured	—	—	—	—
Consumer unsecured	—	—	—	—

Total	$65,456	$69,712	$—	$—

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment of past due loans as of September 30, 2011 by class of loans:

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

1-4 family real estate	$154,404	$—	$—	$154,404	$26,931,612	$27,086,016
Multi-family real estate	—	—	—	—	221,249	221,249
Construction real estate	—	—	—	—	298,919	298,919
Nonresidential real estate:
Business	—	—	—	—	2,539,492	2,539,492
Agricultural	—	—	—	—	5,083,122	5,083,122
Commercial loans	—	—	—	—	459,080	459,080
Consumer loans:
Loans on deposits	—	—	—	—	58,903	58,903
Consumer auto	1,862	—	—	1,862	402,537	404,399
Consumer other secured	—	—	—	—	231,660	231,660
Consumer unsecured	—	—	—	—	441,113	441,113

Total	$156,266	$—	$—	$156,266	$36,667,687	$36,823,953

The following table presents the aging of the recorded investment of past due loans as of June 30, 2011 by class of loans:

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

1-4 family real estate	$49,879	$94,188	$—	$144,067	$27,787,646	$27,931,713
Multi-family real estate	—	—	—	—	237,409	237,409
Construction real estate	—	—	—	—	403,562	403,562
Nonresidential real estate:
Business	—	—	—	—	2,578,060	2,578,060
Agricultural	—	—	—	—	5,147,780	5,147,780
Commercial loans	—	—	—	—	490,058	490,058
Consumer loans:
Loans on deposits	—	—	—	—	58,852	58,852
Consumer auto	3,495	—	—	3,495	393,139	396,634
Consumer other secured	—	—	—	—	240,205	240,205
Consumer unsecured	1,096	—	—	1,096	367,383	368,479

Total	$54,470	$94,188	$—	$148,658	$37,704,094	$37,852,752

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 – LOANS (Continued)

Troubled Debt Restructurings:  At September 30, 2011 and June 30, 2011, the Company had one nonresidential real estate business loan with a recorded investment of $489,949 and $488,589, respectively, classified as a troubled debt restructure (TDRs), which is classified as an impaired loan.  At September 30, 2011 and June 30, 2011 the Company had $0 of the allowance for loan losses allocated to this specific loan, respectively.  The Company has not committed to lend additional amounts as of September 30, 2011 and June 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three month period ended September 30, 2011, the Company did not modify any loans as TDRs, record any charge-offs related to TDRs or experience a payment default on a TDR within the twelve months following the modification.

The modification of the terms of such loans would included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

There were no modifications involving a reduction of the stated interest rate of the loan and no modifications involving an extension of the maturity date.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three months ended September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $768,925. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  One loan  with a total outstanding balance of $487,085 is a troubled debt restructuring and was classified as “pass” due to a loan to value ratio of 47.3% and the loan being current.  As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans at recorded investment is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$—	$65,456	$—	$—	$27,020,560
Multi-Family real estate	221,249	—	—	—	—
Construction real estate	298,919	—	—	—	—
Nonresidential real estate:
Business	2,539,492	—	—	—	—
Agricultural	5,083,122	—	—	—	—
Commercial loans	459,080	—	—	—	—

Total	$8,601,862	$65,456	$—	$—	$27,020,560

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 – LOANS (Continued)

As of June 30, 2011, the risk category of loans by class of loans at recorded investment was as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$—	$69,712	$—	$—	$27,862,001
Multi-Family real estate	237,409	—	—	—	—
Construction real estate	403,562	—	—	—	—
Nonresidential real estate:
Business	2,578,060	—	—	—	—
Agricultural	5,147,780	—	—	—	—
Commercial loans	490,058	—	—	—	—

Total	$8,856,869	$69,712	$—	$—	$27,862,001

The Company does not make subprime loans.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment of residential and consumer loans based on payment activity as of September 30, 2011:

	Consumer				Residential
	Loans on		Other
	Deposits	Auto	Secured	Unsecured	Multi-family	Construction

Performing	$58,903	$404,399	$231,660	$441,113	$221,249	298,919
Nonperforming	—	—	—	—	—	—

Total	$58,903	$404,399	$231,660	$441,113	$221,249	$298,919

Included in recorded investment is $8,731 of deferred loan fees and $10,919 of accrued loan interest.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 3 – LOANS (Continued)

The following table presents the recorded investment of residential and consumer loans based on payment activity as of June 30, 2011:

	Consumer				Residential
	Loans on		Other
	Deposits	Auto	Secured	Unsecured	Multi-family	Construction

Performing	$58,852	$396,634	$240,205	$368,479	$237,409	403,562
Nonperforming	—	—	—	—	—	—

Total	$58,852	$396,634	$240,205	$368,479	$237,409	$403,562

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 4 – FAIR VALUE (Continued)

differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

Fair Value Measurements
at September 30, 2011 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:
AMF Short US Government Fund	$700,049	$—	$—

Fair Value Measurements
at June 30, 2011 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:
AMF Short US Government Fund	$699,297	$—	$—

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2011 or June 30, 2011.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Quarter ended September 30, 2011

NOTE 4 – FAIR VALUE (Continued)

The carrying amount and estimated fair values of financial instruments were as follows at period-end.

	September 30, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$6,806,995	$6,806,995	$4,071,401	$4,071,401
Interest bearing time deposits in other financial institutions	292,000	292,000	292,000	292,000
Securities available for sale	700,049	700,049	699,297	699,297
Securities held to maturity	652,450	688,816	693,918	729,604
Net loans	36,484,084	38,771,000	37,514,804	39,809,000
FHLB stock	397,500	N/A	397,500	N/A
Accrued interest receivable	111,704	111,704	122,997	122,997

Financial liabilities:
Deposits	(27,396,392)	(27,690,000)	(26,475,732)	(26,725,000)
FHLB advances	(7,000,000)	(7,291,000)	(6,000,000)	(6,210,000)
Accrued interest payable	(53,518)	(53,518)	(52,775)	(52,775)

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have historically operated as a traditional thrift institution.  A significant majority of our assets consist of long-term, one- to four-family fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts and Federal Home Loan Bank of Cincinnati advances.  Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including U.S. Government agencies, AMF Short U.S. Government Fund and Government sponsored entities residential mortgage-backed securities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, certificates of deposit, and Federal Home Loan Bank of Cincinnati advances.  Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense.  Noninterest income currently consists primarily of service charges on deposit accounts and other income, gains or losses on the sale of available for sale securities and other-than-temporary impairment losses on securities.  Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, franchise taxes, legal, accounting and exam fees, federal deposit insurance premiums and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

•                  Our ability to successfully implement our plan to increase our nonresidential lending without significant decreases in asset quality;

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

Comparison of Financial Condition at September 30, 2011 and June 30, 2011.

General.  Our total assets increased $1.9 million, or 4.3%, to $46.4 million at September 30, 2011 from $44.5 million at June 30, 2011.  Cash and cash equivalents increased $2.7 million, or 67.2%, to $6.8 million at September 30, 2011 from $4.1 million at June 30, 2011.  Net loans decreased $1.0 million, or 2.7%, to $36.5 million at September 30, 2011 from $37.5 million at June 30, 2011.  Fixed assets increased $0.2 million, or 78.8%, to $0.5 million at September 30, 2011 from $0.3 million at June 30, 2011.

Loans.  Net loans decreased $1.0 million to $36.5 million at September 30, 2011 from $37.5 million at June 30, 2011.  1-4 family, multifamily and construction real estate loans decreased $1.0 million, or 3.4%, to $27.5 million at September 30, 2011 from $28.5 million at June 30, 2011.  This decrease represents a combination of reduced demand for these type loans and customers seeking other refinancing options. Nonresidential real estate loans decreased $0.1 million, or 1.3%, to $7.6 million at September 30, 2011 from $7.7 million at June 30, 2011 from normal payback.  Consumer loans increased $0.1 million, or 6.9%, to $1.1 million at September 30, 2011 from $1.0 million at June 30, 2011.

Investments.  Investment securities were nearly unchanged at $1.4 million at September 30, 2011 and June 30, 2011.  Net pay-downs in government sponsored mortgage-backed securities totaled $41,000 for the three months ended September 30, 2011.

Cash and cash equivalents.  Cash and cash equivalents increased $2.7 million, or 67.2%, to $6.8 million at September 30, 2011 from $4.1 million at June 30, 2011.  The increase in cash and cash equivalents was primarily due to the reduction in net loans, additional borrowing from the Federal Home Loan Bank and increased deposits.

Premises and equipment.  The balance in premises and equipment increased $0.2 million, or 78.8%, to $0.5 million at September 30, 2011 from $0.3 million at June 30, 2011 as the construction of the new home office progressed.

Other real estate owned.  Other real estate owned was $0 at September 30, 2011 and June 30, 2011.

Deposits.  Deposits increased $0.9 million, or 3.5%, to $27.4 million at September 30, 2011 from $26.5 at June 30, 2011.  Some investors shifted funds to deposit products from equity-based investments, given the continued volatility in the stock markets during the period.  The funds from the increase in deposits are generally held in cash and cash equivalents until they are able to be deployed into credit worthy loans or investment securities.

Borrowings.  Federal Home Loan Bank of Cincinnati advances increased $1.0 million, or 16.7%, to $7.0 million at September 30, 2011 from $6.0 million at June 30, 2011.  A new $1.0 million advance with a rate of 1.02% for three years was acquired in July.  This advance is to replace an existing advance for $1.0 million with a rate of 4.39% that is maturing in the second quarter of the fiscal year.  We continue to utilize borrowings as an alternative funding source.  Our borrowings from the Federal Home Loan Bank of Cincinnati consist of advances with laddered terms of up to six years.

Equity.  Total equity remained nearly unchanged at $11.0 million at September 30, 2011 and June 30, 2011.  Net income for the period was $39,300 for the three months ended September 30, 2011.

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and the Three Months Ended September 30, 2010.

General.  Net income decreased $5,300, or 11.8%, to $39,300 for the three months ended September 30, 2011 from $44,600 for the three months ended September 30, 2010.  The decrease in net income reflected an increase in expense for the provision for loan losses partially offset by an increase in net interest income.

Net Interest Income.  Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  Net interest income increased $11,400, or 3.1%, to $376,800 for the three months ended September 30, 2011 from $365,400 for the three months ended September 30, 2010.  This reflected an increase in our interest rate spread to 3.10% from 2.95% partially offset by a minimal decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 130.13% from 130.77%.  Our net interest margin increased to 3.42% from 3.41% primarily because our interest bearing liabilities repriced faster than our interest earning assets in the current low interest rate environment.

Interest Income.  Interest and dividend income decreased $27,000, or 5.2%, to $497,000 for the three months ended September 30, 2011 from $524,000 for the three months ended September 30, 2010.  Average interest-earning assets moderately increased to $44.0 million for the three months ended September 30, 2011 from $42.9 million for the three months ended September 30, 2010.  The decrease in interest and dividend income is attributable to a decrease in the average yield on interest earning assets to 4.52% for the three months ended September 30, 2011 from 4.89% for the three months ended September 30, 2010.

Interest income on loans decreased $21,000, or 4.2%, to $481,000 for the three months ended September 30, 2011 from $502,000 for the three months ended September 30, 2010, reflecting a decrease in the average balance of loans to $36.9 million for the three months ended September 30, 2011 from $37.4 million for the three months ended September 30, 2010, as well as a decrease in  average yields on such balances to 5.22% for the three months ended September 30, 2011 from to 5.37% for the three months ended September 30, 2010.  The lower yields reflect the continued low interest rate environment.

Interest and dividend income on investment securities decreased $3,200, or 27.0%, to $8,500 for the three months ended September 30, 2011 from $11,700 for the three months ended September 30, 2010, reflecting a decrease in the average balance of such securities to $1.4 million for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010, as well as a decrease in the average yield on available for sale securities to 1.85% from 2.52% and a decrease in the average yield on held to maturity securities to 3.19% from 3.44%.

Interest Expense.  Interest expense decreased $38,400, or 24.2%, to $120,300 for the three months ended September 30, 2011 from $158,700 for the three months ended September 30, 2010.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Interest expense on certificates of deposit decreased to $69,500 for the three months ended September 30, 2011 from $81,600 for the three months ended September 30, 2010.  The average balance of such certificates remained unchanged at $17.7 million for the three months ended September 30, 2011 and 2010.  The decrease in interest expense resulted from a decrease in the average cost of such certificates to 1.57% for the three months ended September 30, 2011 from 1.84% for the three months ended September 30, 2010.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased by $26,600, or 35.8%, to $47,700 for the three months ended September 30, 2011 from $74,300 for the three months ended September 30, 2010.  The decrease reflected the lower weighted average rate paid on such borrowings to 2.72% for the three months ended September 30, 2011 from 4.35% for the three months ended September 30, 2010, offset by a moderate increase in the average balance of such borrowings to $7.0 million for the three months ended September 30, 2011 from $6.8 million for the three months ended September 30, 2010.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2011 and 2010.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	(Dollars in thousands)
	Three months ended 09-30-2011			Three months ended 09-30-2010
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$36,917	$481	5.22%	$37,400	$502	5.37%
Investment securities available for sale	702	3	1.85%	709	4	2.52%
Investment securities held to maturity	665	5	3.19%	850	7	3.44%
FHLB stock	398	4	3.99%	398	5	4.49%
Other interest-earning assets	5,341	4	0.24%	3,502	7	0.63%
Total interest-earning assets	44,023	497	4.52%	42,859	524	4.89%
Allowance for loan losses	(231)			(191)
Noninterest-earning assets	2,099			1,922

Total assets	$45,891			$44,590

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$9,105	$3	0.14%	$8,204	$3	0.14%
Certificates of deposit	17,718	70	1.57%	17,725	82	1.84%
Total interest-bearing deposits	26,823	73	1.08%	25,929	85	1.30%

FHLB advances	7,000	47	2.72%	6,833	74	4.35%
Total interest-bearing liabilities	33,823	120	1.42%	32,762	159	1.94%

Other noninterest-bearing liabilities	1,040			1,204

Common stock in ESOP subject to repurchase obligation	22			—

Total shareholder’s equity	11,006			10,624

Total liabilities and equity	$45,891			$44,590

Net interest income		$377			$365

Interest rate spread			3.10%			2.95%

Net interest margin			3.42%			3.41%

Average interest-earning assets to average interest-bearing liabilities	130.13%			130.77%

Provision for Loan Losses.  We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available.  We assess the allowance for loan losses on a quarterly basis and make provision for loan losses as required in order to maintain the allowance.

A provision for loan losses of $15,000 was recorded for the three months ended September 30, 2011 compared to no provision for loan losses recorded for the three months ended September 30, 2010.  The additional reserves are due to declining real estate values both nationally and regionally.  The allowance for loan losses was $236,000, or 0.64% of total loans, at September 30, 2011, $221,000, or 0.59% of total loans at June 30, 2011, and $191,000, or 0.51% of total loans at September 30, 2010.  Total nonperforming loans were $65,000 at September 30, 2011 compared to $94,000 at September 30, 2010.  The $29,000 decrease in nonperforming loans was comprised of principal reductions on 1-4 family loans: a $4,000 1-4 family loan that had been over 90 days past due at September 30, 2010 was paid off in November of 2010 and a 1-4 family loan carried as nonaccrual had normal principal reductions of $25,000 during the period.  The allowance for loan losses increased by $45,000: $30,000 in the second half of the fiscal year ended June 30, 2011 and an additional $15,000 for the three months ended September 30, 2011.  No specific loss allocations were deemed probable on impaired loans at September 30, 2011.  We have recorded all probable incurred credit losses for the period ended September 30, 2011 and September 30, 2010.

Noninterest Income.  Our noninterest income increased to $1,154 for the three months ended September 30, 2011 from $133 for the three months ended September 30, 2010.  The increase was primarily due to the sale of bank-owned real estate at a loss during the three months ended September 30, 2010.

Noninterest Expense. Noninterest expense increased $4,700, or 1.6%, to $303,300 for the three months ended September 30, 2011 from $298,600 for the three months ended September 30, 2010.  The increase was partially due to salaries and employee benefits expense increasing $6,000, or 4.5%, to $141,000 for the three months ended September 30, 2011 from $135,000 for the three months ended September 30, 2010.  Franchise taxes increased $4,000, or 21.3%, to $25,000 for the three months ended September 30, 2011 from $21,000 for the three months ended September 30, 2010.  These increases were partially offset by a decrease in other real estate owned expense of $4,000, or 100.0%, to $0 for the three months ended September 30, 2011 from $4,000 for the three months ended September 30, 2010.

Income Tax Expense. The provision for income taxes decreased to $20,300 for the three months ended September 30, 2011, compared to $22,300 for the three months ended September 30, 2010, a decrease of $2,000, or 9.0%, as a result of the decrease in net income before income taxes.  The effective tax rate was 34.0% and 33.3%, respectively, for the three months ended September 30, 2011 and 2010.

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $(37,481) for the three months ended September 30, 2011 and $149,971 for the three months ended September 30, 2010.  The decrease is a result of a decrease in other accrued expenses and a decrease in other assets specifically decreases in accrued pension and federal income tax assets caused by pension and income tax payments during the quarter.

Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, and proceeds from securities and time deposit maturities.  Net cash flows used in investing activities were $852,415 for the three months ended September 30, 2011 and net cash flows used in investing activities were $(500,037) for the three months ended September 30, 2010.  The increase resulted from fewer new loan disbursements in the three months ended September 30, 2011.

Net cash from financing activities consisted primarily of activity in deposits and borrowings.  Net cash flows used in financing activities were $1,920,660 for the three months ended September 30, 2011 and net cash flows from financing activities were $(1,609,992) for the three months ended September 30, 2010.  The changes in net cash flows provided by and used for financing activities over the periods were due to both increased deposits and to the proceeds from and repayments of FHLB advances

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At September 30, 2011, June 30, 2011 and September 30, 2010, cash and short-term investments totaled $6.8 million, $4.1 million and $2.9 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At September 30, 2011 and June 30, 2011, we had outstanding commitments to originate loans of $861,000 and $161,000, respectively, and unfunded commitments under lines of credit of $9,000 and $0, respectively.  We also had unfunded commitments for residential construction loans totaling $178,000 and $517,000, respectively, at September 30, 2011 and June 30, 2011.  We anticipate that we will have sufficient funds available to meet our current loan commitments.  Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from September 30, 2011 was unchanged from June 30, 2011, remaining at $11.3 million.  Based on past experience, management believes that a significant portion of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration.  If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati.  At September 30, 2011, we had $7.0 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $9.6 million.

The Association is subject to various regulatory capital requirements.  At September 30, 2011 and June 30, 2011, we were in compliance with all applicable capital requirements.

			To Be
			Well Capitalized
			Under Prompt
			Corrective
	Actual		Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands )
September 30, 2011
Total capital (to risk-weighted assets)	$10,000	38.1%	$2,626	10.0%
Tier I (core) capital (to risk-weighted assets)	9,765	37.2	1,576	6.0
Tier I (core) capital (to adjusted total assets)	9,765	21.1	2,318	5.0
Tangible capital (to adjusted total assets)	9,765	21.1		N/A

June 30, 2011
Total capital (to risk-weighted assets)	$9,905	38.1%	$2,602	10.0%
Tier I (core) capital (to risk-weighted assets)	9,685	37.2	1,561	6.0
Tier I (core) capital (to adjusted total assets)	9,685	21.8	2,225	5.0
Tangible capital (to adjusted total assets)	9,685	21.8		N/A

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings — The Company is subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

Item 1A — Risk Factors - Disclosure of risk factors is not required by smaller reporting companies, such as the Company.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds — Not applicable.

Item 3 — Defaults Upon Senior Securities — None.

Item 4 — [Removed and Reserved].

Item 5 — Other Information — None.

Item 6 — Exhibits

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

***

*                 Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 17, 2009

**          Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2010

***  Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION
(Registrant)

Date:	November 14, 2011	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President & CEO
(Principal Executive Officer)

Date:	November 14, 2011	/s/ Cheryl J. Leach
Cheryl J. Leach
Vice President & Treasurer
(Principal Accounting Officer)