Form 10-Q
period 2011-12-31
Versailles Financial Corp
filed 2012-02-14
CIK 1471092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	Outstanding at February 13, 2012
427,504 Common Shares

VERSAILLES FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2011

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and June 30, 2011

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS
Cash and cash equivalents due from financial institutions	$2,204,133	$2,371,401
Overnight deposits	3,700,000	1,700,000
Total cash and cash equivalents	5,904,133	4,071,401
Interest-bearing time deposits in other financial institutions	588,000	292,000
Securities, available-for-sale	696,290	699,297
Securities held to maturity (fair value of $645,433 at December 31, 2011 and $729,604 at June 30, 2011)	612,661	693,918
Federal Home Loan Bank stock	397,500	397,500
Loans, net of allowance of $250,817 and $220,817	36,011,072	37,514,804
Premises and equipment, net	1,023,500	259,116
Accrued interest receivable	109,228	122,997
Other assets	518,155	454,526

Total assets	$45,860,539	$44,505,559

LIABILITIES
Savings accounts	$9,390,578	$8,970,233
Certificates of deposit	18,408,354	17,505,499
Total deposits	27,798,932	26,475,732
Federal Home Loan Bank advances	6,000,000	6,000,000
Other liabilities	990,686	1,039,362

Common stock in ESOP subject to repurchase obligation	39,433	22,230

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 427,504 shares issued	4,275	4,275
Additional paid-in capital	3,779,913	3,794,894
Retained earnings	8,233,464	8,165,438
Treasury stock, 35,460 shares, at cost	(354,600)	(354,600)
Unearned employee stock ownership plan shares	(307,800)	(316,350)
Accumulated other comprehensive loss	(323,764)	(325,422)
Total shareholders’ equity	11,031,488	10,968,235

Total liabilities and shareholders’ equity	$45,860,539	$44,505,559

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months and six months ended December 31, 2011 and 2010

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$468,638	$489,410	$950,045	$991,810
Securities available for sale	2,978	4,333	6,193	8,707
Securities held-to-maturity	4,843	6,714	10,151	14,020
FHLB dividends	4,007	4,007	7,972	8,467
Deposits with banks	2,588	3,203	5,748	8,743
Total interest and dividend income	483,054	507,667	980,109	1,031,747

Interest expense
Deposits	68,962	79,128	141,586	163,586
FHLB advances	44,313	50,970	91,963	125,222
Total interest expense	113,275	130,098	233,549	288,808

Net interest income	369,779	377,569	746,560	742,939
Provisions for loan losses	15,000	—	30,000	—

Net interest income after provisions for loan losses	354,779	377,569	716,560	742,939

Noninterest income
Other income	1,255	786	2,409	3,213
Gain (loss) on sale of other real estate owned	—	—	—	(2,294)
Total noninterest income	1,255	786	2,409	919

Noninterest expense
Salaries and employee benefits	157,569	157,184	299,013	292,543
Occupancy and equipment	5,491	7,897	11,091	15,972
Directors’ fees	16,150	15,500	31,150	30,100
Data processing	18,258	24,309	36,439	41,396
Franchise taxes	25,081	20,673	50,163	41,346
Legal, accounting and exam fees	65,642	63,549	142,786	140,236
Federal deposit insurance	5,100	4,985	10,200	11,360
Other	19,146	20,851	34,901	40,600
Total noninterest expense	312,437	314,948	615,743	613,553

Income before income taxes	43,597	63,407	103,226	130,305
Income tax expense	14,900	21,200	35,200	43,500
Net income	$28,697	$42,207	$68,026	$86,805

Basic and diluted earnings per share	$0.07	$0.11	$0.17	$0.22

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six months ended December 31, 2011 and 2010

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Income (Loss)	Total

Balance, July 1, 2011	$4,275	$3,794,894	$8,165,438	$(354,600)	$(316,350)	$(325,422)	$10,968,235

Comprehensive income

Net income for the period ended December 31, 2011	—	—	68,026	—	—	—	68,026

Change in net unrealized gain (loss) on securities available for sale, net of tax effects of $1,023	—	—	—	—	—	(1,984)	(1,984)

Amortization of prior service cost for supplemental retirement plan, net of tax effects of $1,876	—	—	—	—	—	3,642	3,642

Total comprehensive income							69,684

Commitment to release 855 employee stock ownership plan shares at fair value	—	2,221	—	—	8,550	—	10,771

Transfer of 1,710 allocated ESOP common shares subject to repurchase obligation	—	(17,100)	—	—	—	—	(17,100)

Change in fair value of 3,420 allocated ESOP common shares subject to repurchase obligation	—	(102)	—	—	—	—	(102)

Balance, December 31, 2011	$4,275	$3,779,913	$8,233,464	$(354,600)	$(307,800)	$(323,764)	$11,031,488

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six months ended December 31, 2011 and 2010

	Six months ended
	December 31,
	2011	2010
Cash flows from operating activities
Net income	$68,026	$86,805
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	30,000	—
Depreciation on premises and equipment	3,586	4,304
Net amortization of securities	130	130
Loss (gain) on sale or disposal of premises and equipment	—	963
Loss on sale of other real estate owned	—	2,294
Compensation expense related to ESOP shares	10,771	8,550
Change in:
Deferred loan costs	(1,265)	3,562
Accrued interest receivable	13,769	11,415
Other assets	(64,482)	48,130
Other liabilities	(43,157)	136,917
Net cash from operating activities	17,378	303,070

Cash flow from investing activities
Maturities of time deposits	194,000	194,000
Purchases of time deposits	(490,000)	—
Maturities, repayments and calls of securities held to maturity	81,127	134,147
Loan originations and payments, net	1,474,997	(817,460)
Proceeds from sale of other real estate owned	—	117,706
Property and equipment purchases	(767,970)	(27,736)
Net cash from investing activities	492,154	(399,343)

Cash flow from financing activities
Net change in deposits	1,323,200	(445,929)
Proceeds from FHLB advances	1,000,000	1,000,000
Repayments of FHLB advances	(1,000,000)	(2,500,000)
Net cash from financing activities	1,323,200	(1,945,929)

Net change in cash and cash equivalents	1,832,732	(2,042,202)
Cash and cash equivalents, beginning of period	4,071,401	4,872,815

Cash and cash equivalents at end of period	$5,904,133	$2,830,613

Cash paid during the year for
Interest	$239,536	$306,189
Income taxes	161,109	—

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2011 and the results of operations and cash flows for the three months and six months ended December 31, 2011 and 2010.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto filed as part of Versailles Financial Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 28, 2011.

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

For all classes of loans - interest income on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

For all classes of loans - all interest accrued but not received for loans placed on nonaccrual are reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

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

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

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

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

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

Consumer Loans:  Consumer loans are primarily comprised of secured loans including automobile loans, loans on deposit accounts, home improvement loans and to a lesser extent, unsecured personal loans.  These loans are underwritten based on several factors including debt-to-income, type of collateral and loan to value, credit history and relationship with the borrower.  Unemployment rates are specifically considered by management

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  Versailles had no potential common shares issuable under stock options or other agreements for the periods presented.  The weighted average number of shares outstanding for basic earnings per common share was 396,510 and 396,296 for the three months and six months ended December 31, 2011, respectively.  The weighted average number of shares outstanding for basic earnings per common share was 394,800 and 394,586 for the three and six months ended December 31, 2010.

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

Employee Stock Ownership Plan:  The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings.  Dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may exercise a put option and require the Company to repurchase their ESOP shares upon termination.  As a result, an amount of equity equal to the fair value of the allocated shares is reclassified out of shareholders’ equity.  As of December 31, 2011 there were 3,420 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $5,204 and $10,771 for the three months and six months ended December 31, 2011, respectively.  As of December 31, 2010 there were 1,710 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $4,280 and $8,550 for the three months and six months ended December 31, 2010, respectively.

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options:  The Company’s 2011 Equity Incentive Plan (the “Plan”), which was shareholder approved on November 15, 2011, permits the grant of share options to its employees for up to 42,750 shares of common stock.  Provisions of the plan indicate option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant with vesting periods defined by the Board of Directors.  The fair value of options awarded is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  At December 31, 2011 there were no grants of stock options related to the Plan and no compensation expense has been recognized related to the Plan.

Share Awards:  The Plan provides for the issuance of restricted shares to directors and officers.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  Total shares issuable under the plan are 17,100 at December 31, 2011.  No shares have been issued nor any expense recorded as of December 31, 2011.

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

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards:  In May 2011, the FASB issued ASU No. 2011-04 to Fair Value Measurement (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements is U.S. GAAP and IFRSs.  This ASU changes the wording used to describe many of the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update include clarifying the Board’s intent about the application of existing fair value measurement and disclosure requirements, and changing particular principles or requirements for measuring fair value for disclosing information about fair value measurement.  The amendments in this update are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  Early adoption is not permitted.  The adoption of the disclosure provision of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$2,256	$—	$696,290

June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$5,263	$—	$699,297

There were no sales of available-for-sale securities during the three months or six months ended December 31, 2011 or 2010.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	December 31, 2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities residential mortgage-backed:
FHLMC	$302,118	$14,448	$—	$316,566
GNMA	85,550	2,678	—	88,228
FNMA	224,993	15,646	—	240,639

	$612,661	$32,772	$—	$645,433

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 2 — SECURITIES (Continued)

	June 30, 2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities residential mortgage-backed:
FHLMC	$333,111	$13,779	$—	$346,890
GNMA	91,135	3,162	—	94,297
FNMA	269,672	18,745	—	288,417

	$693,918	$35,686	$—	$729,604

At December 31, 2011, the Company had no securities due at a single maturity date.  Additionally, the Company had no securities at December 31, 2011 or June 30, 2011 in an unrealized loss position.

NOTE 3 - LOANS

Loans at December 31, 2011 and June 30, 2011 were as follows:

	December 31,	June 30,
	2011	2011
Mortgage loans:
1-4 family real estate	$26,535,377	$27,844,602
Multi-family real estate	202,567	235,613
Construction real estate	—	402,686
Nonresidential real estate:
Business	2,563,553	2,571,517
Agricultural	5,132,727	5,104,184

Commercial loans	537,452	486,701
Consumer loans:
Loans on deposits	89,255	56,188
Consumer auto	451,219	390,499
Consumer other secured	234,961	238,161
Consumer unsecured	469,615	361,572
Total loans	36,216,726	37,691,723

Deferred loan costs	45,163	43,898
Allowance for loan losses	(250,817)	(220,817)

	$36,011,072	$37,514,804

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 3 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$210,147	$703	$478	$17,871	$1,454	$4,473	$691	$235,817
Provision for loan losses	10,173	(50)	(478)	414	286	585	4,070	15,000
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—

Total ending allowance balance	$220,320	$653	$—	$18,285	$1,740	$5,058	$4,761	$250,817

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$186,092	$377	$644	$24,562	$1,557	$3,349	$4,236	$220,817
Provision for loan losses	34,228	276	(644)	(6,277)	183	1,709	525	30,000
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—

Total ending allowance balance	$220,320	$653	$—	$18,285	$1,740	$5,058	$4,761	$250,817

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 3 — LOANS (Continued)

Activity in the allowance for loan losses was as follows for the three months and six months ended December 31, 2011 and 2010.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Allowance for loan losses:
Beginning balance	$235,817	$190,817	$220,817	$190,817
Provision for loan losses	15,000	—	30,000	—
Loans charged-off	—	—	—	—
Recoveries	—	—	—	—

Total ending allowance balance	$250,817	$190,817	$250,817	$190,817

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Consumer	Commercial	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	220,320	653	—	18,285	5,058	1,740	4,761	250,817

Total ending allowance balance	$220,320	$653	$—	$18,285	$5,058	$1,740	$4,761	$250,817

Loans:
Individually evaluated for impairment	$61,146	$—	$—	$487,965	$—	$—	$—	$549,111
Collectively evaluated for impairment	26,544,521	204,107	—	7,260,233	1,264,614	543,621	—	35,817,096

Total ending loans balance	$26,605,667	$204,107	$—	$7,748,198	$1,264,614	$543,621	$—	$36,366,207

Included in recorded investment is $45,163 of deferred loan costs and $104,318 of accrued loan interest.

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

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

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 3 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of December 31, 2011:

				For the three months ended			For the six months ended
				December 31, 2011			December 31, 2011
	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family real estate	$61,131	$61,146	$—	$64,018	$818	$818	$65,446	$1,689	$1,689
Multi-family real estate	—	—	—	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—	—	—	—
Nonresidential real estate:
Business	485,111	487,965	—	488,628	7,953	7,965	489,064	15,939	13,293
Agricultural	—	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—	—	—	—	—	—
Consumer auto	—	—	—	—	—	—	—	—	—
Consumer other secured	—	—	—	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—	—	—	—

With an allowance recorded:
1-4 family real estate	—	—	—	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—	—	—	—	—	—
Consumer auto	—	—	—	—	—	—	—	—	—
Consumer other secured	—	—	—	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—	—	—	—

Total	$546,242	$549,111	$—	$552,646	$8,771	$8,783	$554,510	$17,628	$14,982

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 3 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2011.

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
1-4 family real estate	$69,691	$69,712	$—
Multi-family real estate	—	—	—
Construction real estate	—	—	—
Nonresidential real estate:
Business	488,382	488,589	—
Agricultural	—	—	—
Commercial loans	—	—	—
Consumer loans:
Loans on deposits	—	—	—
Consumer auto	—	—	—
Consumer other secured	—	—	—
Consumer unsecured	—	—	—

With an allowance recorded:
1-4 family real estate	—	—	—
Multi-family real estate	—	—	—
Construction real estate	—	—	—
Nonresidential real estate:
Business	—	—	—
Agricultural	—	—	—
Commercial loans	—	—	—
Consumer loans:
Loans on deposits	—	—	—
Consumer auto	—	—	—
Consumer other secured	—	—	—
Consumer unsecured	—	—	—

Total	$558,073	$558,301	$—

The following table presents information related to loans individually evaluated for impairment by class of loans.

Six Months Ended
December 31, 2010

Average of impaired loans during the period	$90,181
Interest income recognized during impairment	—
Cash-basis interest income recognized	—

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 3 — LOANS (Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and June 30, 2011.

Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	December 31,	June 30,	December 31,	June 30,
	2011	2011	2011	2011

1-4 family real estate	$176,363	$69,712	$—	$—
Multi-family real estate	—	—	—	—
Construction real estate	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—
Agricultural	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—
Consumer auto	—	—	—	—
Consumer other secured	—	—	—	—
Consumer unsecured	—	—	—	—

Total	$176,363	$69,712	$—	$—

The following table presents the aging of the recorded investment of past due loans as of December 31, 2011 by class of loans:

	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

1-4 family real estate	$75,422	$—	$115,217	$190,639	$26,415,028	$26,605,667
Multi-family real estate	—	—	—	—	204,107	204,107
Construction real estate	—	—	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—	2,571,991	2,571,991
Agricultural	—	—	—	—	5,176,207	5,176,207
Commercial loans	—	—	—	—	543,621	543,621
Consumer loans:
Loans on deposits	—	—	—	—	91,741	91,741
Consumer auto	1,248	—	—	1,248	455,442	456,690
Consumer other secured	—	—	—	—	237,702	237,702
Consumer unsecured	—	—	—	—	478,481	478,481

Total	$76,670	$—	$115,217	$191,887	$36,174,320	$36,366,207

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 3 — LOANS (Continued)

The following table presents the aging of the recorded investment of past due loans as of June 30, 2011 by class of loans:

	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

1-4 family real estate	$49,879	$94,188	$—	$144,067	$27,787,646	$27,931,713
Multi-family real estate	—	—	—	—	237,409	237,409
Construction real estate	—	—	—	—	403,562	403,562
Nonresidential real estate:
Business	—	—	—	—	2,578,060	2,578,060
Agricultural	—	—	—	—	5,147,780	5,147,780
Commercial loans	—	—	—	—	490,058	490,058
Consumer loans:
Loans on deposits	—	—	—	—	58,852	58,852
Consumer auto	3,495	—	—	3,495	393,139	396,634
Consumer other secured	—	—	—	—	240,205	240,205
Consumer unsecured	1,096	—	—	1,096	367,383	368,479

Total	$54,470	$94,188	$—	$148,658	$37,704,094	$37,852,752

Troubled Debt Restructurings:  At December 31, 2011 and June 30, 2011, the Company had one nonresidential real estate business loan with a recorded investment of $487,965 and $488,589, respectively, classified as a troubled debt restructure (TDRs), which is classified as an impaired loan.  At December 31, 2011 and June 30, 2011 the Company had $0 of the allowance for loan losses allocated to this specific loan.  The Company has not committed to lend additional amounts as of December 31, 2011 and June 30, 2011 to this customer.

During the three and six month period ended December 31, 2011, the Company did not modify any loans as TDRs, record any charge-offs related to TDRs nor experience a payment default on a TDR within the three months following the modification.

The modification of the terms of such loans would include one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

There were no modifications involving a reduction of the stated interest rate of the loan and no modifications involving an extension of the maturity date.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 3 — LOANS (Continued)

The terms of certain other loans were modified during the three months ended December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $298,115. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  One loan with a recorded investment totaling $487,965 is a troubled debt restructuring and was classified as “pass” due to a loan to value ratio of 47.1% and the loan being current.  As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans at recorded investment is as follows:

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 3 — LOANS (Continued)

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$—	$176,363	$—	$—	$26,429,304
Multi-Family real estate	204,107	—	—	—	—
Construction real estate	—	—	—	—	—
Nonresidential real estate:
Business	2,571,991	—	—	—	—
Agricultural	5,176,207	—	—	—	—
Commercial loans	543,621	—	—	—	—

Total	$8,495,926	$176,363	$—	$—	$26,429,304

As of June 30, 2011, the risk category of loans by class of loans at recorded investment was as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$—	$69,712	$—	$—	$27,862,001
Multi-Family real estate	237,409	—	—	—	—
Construction real estate	403,562	—	—	—	—
Nonresidential real estate:
Business	2,578,060	—	—	—	—
Agricultural	5,147,780	—	—	—	—
Commercial loans	490,058	—	—	—	—

Total	$8,856,869	$69,712	$—	$—	$27,862,001

The Company does not make subprime loans.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment of residential and consumer loans based on payment activity as of December 31, 2011:

	Consumer				Residential
	Loans on		Other
	Deposits	Auto	Secured	Unsecured	Multi-family	Construction

Performing	$91,741	$456,690	$237,702	$478,481	$204,107	—
Nonperforming	—	—	—	—	—	—

Total	$91,741	$456,690	$237,702	$478,481	$204,107	$—

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 3 — LOANS (Continued)

Included in recorded investment is $8,714 of deferred loan fees and $12,390 of accrued loan interest.

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

NOTE 4 — FAIR VALUE

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

Three and six months ended December 31, 2011

NOTE 4 — FAIR VALUE (Continued)

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

Fair Value Measurements
at December 31, 2011 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
AMF Short US Government Fund	$696,290	$—	$—

Fair Value Measurements
at June 30, 2011 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
AMF Short US Government Fund	$699,297	$—	$—

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2011 or June 30, 2011.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Three and six months ended December 31, 2011

NOTE 4 — FAIR VALUE (Continued)

The carrying amount and estimated fair values of financial instruments were as follows at period-end.

	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$5,904,133	$5,904,133	$4,071,401	$4,071,401
Interest bearing time deposits in other financial institutions	588,000	588,000	292,000	292,000
Securities available for sale	696,290	696,290	699,297	699,297
Securities held to maturity	612,661	645,433	693,918	729,604
Net loans	36,011,072	38,191,000	37,514,804	39,809,000
FHLB stock	397,500	N/A	397,500	N/A
Accrued interest receivable	109,228	109,228	122,997	122,997

Financial liabilities:
Deposits	(27,798,932)	(28,083,000)	(26,475,732)	(26,725,000)
FHLB advances	(6,000,000)	(6,264,000)	(6,000,000)	(6,210,000)
Accrued interest payable	(46,788)	(46,788)	(52,775)	(52,775)

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•                  Changes in the level of government support of housing finance;

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

Comparison of Financial Condition at December 31, 2011 and June 30, 2011.

General.  Our total assets increased $1.4 million, or 3.0%, to $45.9 million at December 31, 2011 from $44.5 million at June 30, 2011.  Cash and cash equivalents increased $1.8 million, or 45.0%, to $5.9 million at December 31, 2011 from $4.1 million at June 30, 2011.  Net loans decreased $1.5 million, or 4.0%, to $36.0 million at December 31, 2011 from $37.5 million at June 30, 2011.  Fixed assets increased $0.7 million, or 295.0%, to $1.0 million at December 31, 2011 from $0.3 million at June 30, 2011.

Loans.  Net loans decreased $1.5 million to $36.0 million at December 31, 2011 from $37.5 million at June 30, 2011.  1-4 family, multifamily and construction real estate loans decreased $1.8 million, or 6.1%, to $26.7 million at December 31, 2011 from $28.5 million at June 30, 2011.  This decrease represents a combination of reduced demand for these type loans and customers seeking other refinancing options. Nonresidential real estate loans were virtually unchanged at $7.7 million at December 31, 2011 and June 30, 2011.  Consumer loans increased $0.2 million, or 19.0%, to $1.2 million at December 31, 2011 from $1.0 million at June 30, 2011.

Investments.  Investment securities decreased $0.1 million, or 6.0%, to $1.3 million at December 31, 2011 from $1.4 million at June 30, 2011.  Net pay-downs in government sponsored mortgage-backed securities totaled $81,000 for the six months ended December 31, 2011.

Cash and cash equivalents.  Cash and cash equivalents increased $1.8 million, or 45.0%, to $5.9 million at December 31, 2011 from $4.1 million at June 30, 2011.  The increase in cash and cash equivalents was primarily due to the reduction in net loans and increased deposits and partially offset by investment in the new office facility.

Premises and equipment.  The balance in premises and equipment increased $0.7 million, or 295.0%, to $1.0 million at December 31, 2011 from $0.3 million at June 30, 2011 as the construction of the new home office progressed.  The Company’s current headquarters lacks sufficient space for operations.  The exterior of the building is nearly complete as interior finish has commenced.  Estimated completion of the office is May, 2012 with an estimated total cost of $1.6 million.

Deposits.  Deposits increased $1.3 million, or 5.0%, to $27.8 million at December 31, 2011 from $26.5 at June 30, 2011.  Some investors shifted funds to deposit products from equity-based investments, given the continued volatility in the stock markets during the period.  The funds from the increase in deposits are generally held in cash and cash equivalents until they are able to be deployed into credit worthy loans or investment securities.

Borrowings.  Federal Home Loan Bank of Cincinnati advances remained unchanged at $6.0 million at December 31, 2011 and June 30, 2011.  A new $1.0 million advance with a rate of 1.02% for three years was acquired in July to replace an existing advance for $1.0 million with a rate of 4.39% that matured in November.  We continue to utilize borrowings as an alternative funding source.  Our borrowings from the Federal Home Loan Bank of Cincinnati consist of advances with laddered terms of up to six years.

Equity.  Total equity remained unchanged at $11.0 million at December 31, 2011 and June 30, 2011.  Net income for the period was $68,000 for the six months ended December 31, 2011 and was partially offset by the allocation of ESOP shares which results in shares being subject to a repurchase obligation.  As such, the fair value of the shares subject to the repurchase obligation has been recorded outside of permanent equity.

Comparison of Results of Operations for the Three Months Ended December 31, 2011 and the Three Months Ended December 31, 2010

General.  Net income decreased $13,500, or 32.0%, to $28,700 for the three months ended December 31, 2011 from $42,200 for the three months ended December 31, 2010.  The decrease in net income reflected lower net interest income and an increase in expense for the provision for loan losses.

Net Interest Income.  Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  Net interest income decreased $7,800, or 2.1%, to $369,800 for the three months ended December 31, 2011 from $377,600 for the three months ended December 31, 2010.  This reflected a decrease in our interest rate spread to 3.11% from 3.21% augmented by a decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 128.14% from 131.54%.  Our net interest margin decreased to 3.41% from 3.60% primarily because our interest bearing liabilities repriced faster than our interest earning assets in the current low interest rate environment.

Interest Income.  Interest and dividend income decreased $24,600, or 4.8%, to $483,100 for the three months ended December 31, 2011 from $507,700 for the three months ended December 31, 2010.  Average interest-earning assets increased to $43.4 million for the three months ended December 31, 2011 from $42.0 million for the three months ended December 31, 2010.  The decrease in interest and dividend income is attributable to a decrease in the average yield on interest earning assets to 4.45% for the three months ended December 31, 2011 from 4.84% for the three months ended December 31, 2010.

Interest income on loans decreased $20,000, or 4.2%, to $469,000 for the three months ended December 31, 2011 from $489,000 for the three months ended December 31, 2010, reflecting a decrease in the average balance of loans to $36.4 million for the three months ended December 31, 2011 from $37.1 million for the three months ended December 31, 2010, as well as a decrease in average yields on such balances to 5.15% for the three months ended December 31, 2011 from 5.28% for the three months ended December 31, 2010.  The lower yields reflect the continued low interest rate environment.

Interest and dividend income on investment securities decreased $3,000, or 29.2%, to $8,000 for the three months ended December 31, 2011 from $11,000 for the three months ended December 31, 2011, reflecting a decrease in the average balance of such securities to $1.3 million for the three months ended December 31, 2011 from $1.5 million for the three months ended December 31, 2010, as well as a decrease in the average yield on available for sale securities to 1.72% from 2.50% and a decrease in the average yield on held to maturity securities to 3.09% from 3.40%.

Interest Expense.  Interest expense decreased $17,000, or 12.9%, to $113,000 for the three months ended December 31, 2011 from $130,000 for the three months ended December 31, 2010.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Interest expense on certificates of deposit decreased $10,000, or 13.9%, to $66,000 for the three months ended December 31, 2011 from $76,000 for the three months ended December 31, 2010.  The average balance of such certificates increased $0.7 million, or 3.6%, to $18.2 million for the three months ended December 31, 2011 from $17.5 million for the three months ended December 31, 2010.  The decrease in interest expense resulted from a decrease in the average cost of such certificates to 1.45% for the three months ended December 31, 2011 from 1.74% for the three months ended December 31, 2010.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased by $7,000, or 13.1%, to $44,000 for the three months ended December 31, 2011 from $51,000 for the three months ended December 31, 2010.  The decrease reflected the lower weighted average rate paid on such borrowings to 2.80% for the three months ended December 31, 2011 from 3.22% for the three months ended December 31, 2010.  The average balance of such borrowings remained unchanged at $6.3 million for the three months ended December 31, 2011 and 2010.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended December 31, 2011 and 2010.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	(Dollars in thousands)
	Three months ended 12-31-2011			Three months ended 12-31-2010
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$36,424	$469	5.15%	$37,096	$489	5.28%
Investment securities available for sale	697	3	1.72%	704	4	2.50%
Investment securities held to maturity	626	5	3.09%	789	7	3.40%
FHLB stock	398	4	4.03%	398	4	4.03%
Other interest-earning assets	5,257	2	0.20%	3,018	4	0.42%
Total interest-earning assets	43,402	483	4.45%	42,005	508	4.84%
Noninterest-earning assets	2,508			1,843

Total assets	$45,910			$43,848

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$9,381	$3	0.14%	$8,067	$3	0.14%
Certificates of deposit	18,153	66	1.45%	17,524	76	1.74%
Total interest-bearing deposits	27,534	69	1.00%	25,591	79	1.24%

FHLB advances	6,333	44	2.80%	6,333	51	3.22%
Total interest-bearing liabilities	33,867	113	1.34%	31,924	130	1.63%
Other noninterest-bearing liabilities	979			1,253

Common stock in ESOP subject to repurchase obligation	28			6

Total shareholder’s equity	11,036			10,665

Total liabilities and equity	$45,910			$43,848

Net interest income		$370			$378

Interest rate spread			3.11%			3.21%

Net interest margin			3.41%			3.60%

Average interest-earning assets to average interest-bearing liabilities	128.15%			131.54%

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

A provision for loan losses of $15,000 was recorded for the three months ended December 31, 2011 compared to no provision for loan losses for the three months ended December 31, 2010.  The allowance for loan losses was $251,000, or 0.69% of total loans, at December 31, 2011, $221,000, or 0.59% of total loans at June 30, 2011, and $191,000, or 0.51% of total loans at December 31, 2010.  Total nonperforming loans were $176,000 at December 31, 2011 compared to $90,000 at December 31, 2010.  The $86,000 increase in nonperforming loans was comprised of the addition of a past due $115,000 1-4 family loan now classified as nonaccrual less principal reductions of $29,000 on a 1-4 family loan carried as nonaccrual.  No specific loss allocations were deemed probable on impaired loans at December 31, 2011.  To the best of our knowledge, we have recorded all probable incurred credit losses for the three month periods ended December 31, 2011 and December 31, 2010.

Noninterest Income.  Our noninterest income increased to $1,300 for the three months ended December 31, 2011 from $800 for the three months ended December 31, 2010.  The increase is the result of higher fee income for the three months ended December 31, 2010 offset by the loss on disposal of computer equipment that was not fully depreciated at the time of disposal during the three months ended December 31, 2010.

Noninterest Expense. Noninterest expense decreased $3,000, or 0.8%, to $312,000 for the three months ended December 31, 2011 from $315,000 for the three months ended December 31, 2010.  Data processing expense decreased $6,000, or 24.9%, to $18,000 for the three months ended December 31, 2011 from $24,000 for the three months ended December 31, 2010.  Data processing expense was $6,000 higher in the three months ended December 31, 2010 due to migration to a new data processing system which included an integrated general ledger and fixed asset accounting.  Office occupancy and equipment expense decreased $3,000, or 30.5%, to $5,000 for the three months ended December 31, 2011 from $8,000 for the three months ended December 31, 2010.  These decreases were offset by franchise taxes that increased $4,000, or 21.3%, to $25,000 for the three months ended December 31, 2011 from $21,000 for the three months ended December 31, 2010.  Likewise, legal, accounting and exam fee expense increased $2,000, or 3.3%, to $66,000 for the three months ended December 31, 2011 from $64,000 for the three months ended December 31, 2010.  There was zero real estate owned expense for the three months ended December 31, 2011 compared to $700 of real estate owned expense for the three months ended December 31, 2010.  Given the increase in fixed assets from the construction of the new home office building, depreciation expense will increase in future periods.  The additional expense will increase noninterest expense and reduce net income.

Income Tax Expense. The provision for income taxes decreased to $14,900 for the three months ended December 31, 2011, compared to $21,200 for the three months ended December 31, 2010, a decrease of $6,300, or 29.7%, as a result of the decrease in net income before income taxes.  The effective tax rate was relatively unchanged for the comparative periods.  The effective tax rate was 34.2% and 33.4%, respectively for the three months ended December 31, 2011 and 2010.

Comparison of Results of Operations for the Six Months Ended December 31, 2011 and the Six Months Ended December 31, 2010.

General.  Net income decreased $19,000, or 21.6%, to $68,000 for the six months ended December 31, 2011 from $87,000 for the six months ended December 31, 2010.  The decrease reflects the after tax effect of an increase in expense for the provision for loan losses during the six months ended December 31, 2011.

Net Interest Income.  Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  Net interest income increased $3,000, or 0.5%, to $746,000 for the six months ended December 31, 2011 from $743,000 for the six months ended December 31, 2010.  This reflected an increase in our interest rate spread to 3.11% from 3.08% partially offset by a minimal decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 129.15% from 131.15%.  Our net interest margin decreased to 3.41% from 3.50% primarily because our interest bearing liabilities repriced faster than our interest earning assets in the current low interest rate environment

Interest Income.  Interest and dividend income decreased $52,000, or 5.0%, to $980,000 for the six months ended December 31, 2011 from $1,032,000 for the six months ended December 31, 2010.  Average interest-earning assets moderately increased to $43.7 million for the six months ended December 31, 2011 from $42.4 million for the six months ended December 31, 2010.  The decrease in interest and dividend income is attributable to a decrease in the average yield on interest earning assets to 4.48% for the six months ended December 31, 2011 from 4.86% for the six months ended December 31, 2010.

Interest income on loans decreased $42,000, or 4.2%, to $950,000 for the six months ended December 31, 2011 from $992,000 for the six months ended December 31, 2010, reflecting a decrease in the average balance of loans to $36.7 million for the six months ended December 31, 2011 from $37.2 million for the six months ended December 31, 2010, as well as lower average yields on such balances, to 5.18% for the six months ended December 31, 2011 compared to 5.33%

for the six months ended December 31, 2010.  The lower yields reflect the continued low interest rate environment.

Interest and dividend income on investment securities decreased $7,000, or 28.1%, to $16,000 for the six months ended December 31, 2011 from $23,000 for the six months ended December 31, 2010, reflecting a decrease in the average balance of such securities to $1.3 million for the six months ended December 31, 2011 from $1.5 million for the six months ended December 31, 2010, as well as a decrease in the average yield on available for sale securities to 1.78% from 2.51% and a decrease in the average yield on held to maturity securities to 3.14% from 3.42%.

Interest Expense.  Interest expense decreased $55,000, or 19.1%, to $234,000 for the six months ended December 31, 2011 from $289,000 for the six months ended December 31, 2010.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the six months ended December 31, 2011 compared to the six months ended December 31, 2010.

Interest expense on certificates of deposit decreased to $136,000 for the six months ended December 31, 2011 from $158,000 for the six months ended December 31, 2010.  The average balance of such certificates increased slightly to $17.9 million for the six months ended December 31, 2011 from $17.6 million for the six months ended December 31, 2010.  A decrease in the average cost of such certificates to 1.51% for the six months ended December 31, 2011 from 1.79% for the six months ended December 31, 2010 resulted in the decrease in interest expense.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased by $33,000, or 26.6%, to $92,000 for the six months ended December 31, 2011 from $125,000 for the six months ended December 31, 2010.  The decrease reflected the lower weighted average rate paid on such borrowings to 2.76% for the six months ended December 31, 2011 from 3.8% for the six months ended December 31, 2010, offset by a moderate increase in the average balance of such borrowings to $6.7 million for the six months ended December 31, 2011 from $6.6 million for the six months ended December 31, 2010.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the six months ended December 31, 2011 and 2010.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	(Dollars in thousands)
	Six months ended 12-31-2011			Six months ended 12-31-2010
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$36,671	$950	5.18%	$37,248	$992	5.33%
Investment securities available for sale	699	6	1.78%	707	9	2.51%
Investment securities held to maturity	646	10	3.14%	820	14	3.42%
FHLB stock	398	8	4.01%	398	8	4.26%
Other interest-earning assets	5,298	6	0.22%	3,259	9	0.54%
Total interest-earning assets	43,712	980	4.48%	42,432	1,032	4.86%
Noninterest-earning assets	2,174			1,787

Total assets	$45,886			$44,219

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$9,243	$6	0.14%	$8,136	$6	0.14%
Certificates of deposit	17,935	136	1.51%	17,625	158	1.79%
Total interest-bearing deposits	27,178	142	1.04%	25,761	164	1.27%

FHLB advances	6,667	92	2.76%	6,583	125	3.80%
Total interest-bearing liabilities	33,845	234	1.37%	32,344	289	1.78%
Other noninterest-bearing liabilities	995			1,228

Common stock in ESOP subject to repurchase obligation	25			3

Total shareholder’s equity	11,021			10,644

Total liabilities and equity	$45,886			$44,219

Net interest income		$746			$743

Interest rate spread			3.11%			3.08%

Net interest margin			3.41%			3.50%

Average interest-earning assets to average interest-bearing liabilities	129.15%			131.15%

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

A provision for loan losses of $30,000 was recorded for the six months ended December 31, 2011 compared to no provision for loan losses recorded for the six months ended December 31, 2010.  The additional reserves are due to declining real estate values both nationally and regionally.  The allowance for loan losses was $251,000, or 0.69% of total loans, at December 31, 2011, $221,000, or 0.59% of total loans at June 30, 2011, and $191,000, or 0.51% of total loans at December 31, 2010.  Total nonperforming loans were $176,000 at December 31, 2011 compared to $90,000 at December 31, 2010.  The $86,000 increase in nonperforming loans was comprised of the addition of a past due $115,000 1-4 family loan now classified as nonaccrual less principal reductions of $29,000 on a 1-4 family loan carried as nonaccrual.  No specific loss allocations were deemed probable on impaired loans at December 31, 2011.  To the best of our knowledge, we have recorded all probable incurred credit losses for the six month periods ended December 31, 2011 and December 31, 2010.

Noninterest Income.  Our noninterest income increased to $2,400 for the six months ended December 31, 2011 from $900 for the six months ended December 31, 2010.  The increase was primarily due to the net loss on operation and sale of REO coupled with the loss on disposal of computer equipment during the six months ended December 31, 2010 compared no activity in either of those areas for the six months ended December 31, 2011.

Noninterest Expense. Noninterest expense increased $2,000, or 0.4%, to $616,000 for the six months ended December 31, 2011 from $614,000 for the six months ended December 31, 2010.  The increase included salaries and employee benefits expense increasing $6,000, or 2.2%, to $299,000 for the six months ended December 31, 2011 from $293,000 for the six months ended December 31, 2010 primarily due to a lower loan volume resulting in a reduced deferral of loan origination costs which are required to be deferred and amortized over the life of the loan.  Franchise taxes increased $9,000, or 21.3%, to $50,000 for the six months ended December 31, 2011 from $41,000 for the six months ended December 31, 2010.  Likewise, legal, accounting and exam fee expense increased $3,000, or 1.8%, to $143,000 for the six months ended December 31, 2011 from $140,000 for the six months ended December 31, 2010.  These increases were offset by data processing expense that decreased $5,000, or 12.0%, to $36,000 for the six months ended December 31, 2011 from $41,000 for the six months ended December 31, 2010.  Office occupancy and equipment expense decreased $5,000, or 30.6%, to $11,000 for the six months ended

December 31, 2011 from $16,000 for the six months ended December 31, 2010.  There was zero real estate owned expense for the six months ended December 31, 2011 compared to $5,000 of real estate owned expense for the six months ended December 31, 2010.  Given the increase in fixed assets from the construction of the new home office building, depreciation expense will increase in future periods.  The additional expense will increase noninterest expense and reduce net income.

Income Tax Expense. The provision for income taxes decreased to $35,200 for the six months ended December 31, 2011, compared to $43,500 for the six months ended December 31, 2010, a decrease of $8,300, or 19.1%, as a result of the decrease in net income before income taxes.  The effective tax rate was 34.1% and 33.4%, respectively, for the six months ended December 31, 2011 and 2010.

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $17,378 for the six months ended December 31, 2011 and $303,070 for the six months ended December 31, 2010.  The decrease is a result of a decrease in other accrued expenses and an increase in other assets.

Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, and proceeds from securities and time deposit maturities.  Net cash flows from investing activities were $492,154 for the six months ended December 31, 2011 and net cash flows used in investing activities were $(399,343) for the six months ended December 31, 2010.  The increase resulted from fewer new loan disbursements in the six months ended December 31, 2011 partially offset by fixed asset purchases related to the construction of a new home office.

Net cash from financing activities consisted primarily of activity in deposits and borrowings.  Net cash flows from financing activities were $1,323,200 for the six months ended December 31, 2011 and net cash flows from financing activities were $(1,945,929) for the six months ended December 31, 2010.  The changes in net cash flows provided by and used for financing activities over the periods were due to both increased deposits and to the proceeds from and repayments of FHLB advances.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At December 31, 2011 and June 30, 2011, cash and short-term investments totaled $5.9 million and $4.1 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At December 31, 2011 and June 30, 2011, we had outstanding commitments to originate loans of $260,000 and $161,000, respectively, and no unfunded commitments under lines of credit.  We had unfunded commitments for residential construction loans totaling $550,000 and $517,000, respectively, at December 31, 2011 and June 30, 2011.  We anticipate that we will have sufficient funds available to meet our current loan commitments.  Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from December 31, 2011 totaled $10.5 million compared to $11.3 million at June 30, 2011.  Based on past experience, management believes that a significant portion of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration.  If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati.  At December 31, 2011, we had $6.0 million outstanding in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $10.6 million.

The Association is subject to various regulatory capital requirements.  At December 31, 2011 and June 30, 2011, we were in compliance with all applicable capital requirements.

			To Be
			Well Capitalized
			Under Prompt
			Corrective
	Actual		Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011
Total capital (to risk-weighted assets)	$10,077	38.1%	$2,646	10.0%
Tier I (core) capital (to risk-weighted assets)	9,827	37.1	1,588	6.0
Tier I (core) capital (to adjusted total assets)	9,827	21.5	2,289	5.0
Tangible capital (to adjusted total assets)	9,827	21.5		N/A

			To Be
			Well Capitalized
			Under Prompt
			Corrective
	Actual		Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011
Total capital (to risk-weighted assets)	$9,905	38.1%	$2,602	10.0%
Tier I (core) capital (to risk-weighted assets)	9,685	37.2	1,561	6.0
Tier I (core) capital (to adjusted total assets)	9,685	21.8	2,225	5.0
Tangible capital (to adjusted total assets)	9,685	21.8		N/A

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4 — CONTROLS AND PROCEDURES

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

VERSAILLES FINANCIAL CORPORATION

Other Information

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (***)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 17, 2009
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2010
***	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION
(Registrant)

Date:	February 14, 2012	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President & CEO
(Principal Executive Officer)

Date:	February 14, 2012	/s/ Cheryl J. Leach
Cheryl J. Leach
Vice President & Treasurer
(Principal Accounting Officer)