Form 10-Q
period 2012-03-31
Versailles Financial Corp
filed 2012-05-15
CIK 1471092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	Outstanding at May 14, 2012
427,504 Common Shares

VERSAILLES FINANCIAL CORPORATION

FINANCIAL STATEMENTS

March 31, 2012

CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS March 31, 2012 (Unaudited) and June 30, 2011	1

CONSOLIDATED STATEMENTS OF INCOME Three months ended March 31, 2012 and 2011 (Unaudited) Nine months ended March 31, 2012 and 2011 (Unaudited)	2 2

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Three months ended March 31, 2012 and 2011 (Unaudited) Nine months ended March 31, 2012 and 2011 (Unaudited)	3 3

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY Nine months ended March 31, 2012 (Unaudited)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS Nine months ended March 31, 2012 and 2011 (Unaudited)	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4 - CONTROLS AND PROCEDURES	42

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	43

ITEM 1A — RISK FACTORS	43

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	43

ITEM 4 — MINE SAFETY DISCLOSURES	43

ITEM 5 — OTHER INFORMATION	43

ITEM 6 — EXHIBITS	43

SIGNATURES	45

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
March 31, 2012 and June 30, 2011

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents due from financial institutions	$1,926,063	$2,371,401
Overnight deposits	3,700,000	1,700,000
Total cash and cash equivalents	5,626,063	4,071,401
Interest-bearing time deposits in other financial institutions	833,000	292,000
Securities, available-for-sale	697,794	699,297
Securities held to maturity (fair value of $605,718 at March 31, 2012 and $729,604 at June 30, 2011)	575,077	693,918
Federal Home Loan Bank stock	397,500	397,500
Loans, net of allowance of $269,317 and $220,817	35,623,562	37,514,804
Premises and equipment, net	1,360,568	259,116
Accrued interest receivable	105,178	122,997
Other assets	543,719	454,526

Total assets	$45,762,461	$44,505,559

LIABILITIES
Savings accounts	$9,848,761	$8,970,233
Certificates of deposit	17,769,099	17,505,499
Total deposits	27,617,860	26,475,732
Federal Home Loan Bank advances	6,000,000	6,000,000
Other liabilities	1,012,686	1,039,362

Common stock in ESOP subject to repurchase obligation	34,884	22,230

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 427,504 shares issued	4,275	4,275
Additional paid-in capital	3,784,547	3,794,894
Retained earnings	8,289,101	8,165,438
Treasury stock, 35,460 shares, at cost	(354,600)	(354,600)
Unearned employee stock ownership plan shares	(303,520)	(316,350)
Accumulated other comprehensive loss	(322,772)	(325,422)
Total shareholders’ equity	11,097,031	10,968,235

Total liabilities and shareholders’ equity	$45,762,461	$44,505,559

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months and nine months ended March 31, 2012 and 2011

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$460,398	$491,888	$1,410,443	$1,483,698
Securities available for sale	3,557	3,873	9,750	12,579
Securities held-to-maturity	4,511	6,206	14,662	20,226
FHLB dividends	4,509	4,509	12,481	12,976
Deposits with banks	2,906	3,231	8,654	11,975
Total interest and dividend income	475,881	509,707	1,455,990	1,541,454

Interest expense
Deposits	64,574	72,430	206,160	236,016
FHLB advances	36,475	44,483	128,438	169,705
Total interest expense	101,049	116,913	334,598	405,721

Net interest income	374,832	392,794	1,121,392	1,135,733
Provisions for loan losses	18,500	15,000	48,500	15,000

Net interest income after provisions for loan losses	356,332	377,794	1,072,892	1,120,733

Noninterest income
Other income	1,287	1,364	3,696	4,577
Gain (loss) on sale of other real estate owned	—	1,530	—	(764)
Total noninterest income	1,287	2,894	3,696	3,813

Noninterest expense
Salaries and employee benefits	132,547	154,769	431,560	447,312
Occupancy and equipment	7,264	9,783	18,355	25,755
Directors’ fees	15,300	13,950	46,450	44,050
Data processing	24,836	16,389	61,275	57,785
Franchise taxes	28,512	26,312	78,675	67,658
Legal, accounting and exam fees	41,742	47,666	184,528	187,902
Federal deposit insurance	5,100	4,670	15,300	16,030
Other	18,581	22,561	53,482	63,161
Total noninterest expense	273,882	296,100	889,625	909,653

Income before income taxes	83,737	84,588	186,963	214,893
Income tax expense	28,100	28,400	63,300	71,900
Net income	$55,637	$56,188	$123,663	$142,993

Basic and diluted earnings per share	$0.14	$0.14	$0.31	$0.36

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three months and nine months ended March 31, 2012 and 2011

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$55,637	$56,188	$123,663	$142,993

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gain/(loss) arising during the period	1,503	(752)	(1,503)	(10,527)
Tax effect	(511)	256	511	3,579
Net of tax	992	(496)	(992)	(6,948)

Supplemental retirement plans:
Amortization of prior service for supplemental retirement plan	—	2,760	5,518	8,281
Tax effect	—	(938)	(1,876)	(2,815)
Net of tax	—	1,822	3,642	5,466

Total other comprehensive income (loss)	992	1,326	2,650	(1,482)

Comprehensive income	$56,629	$57,514	$126,313	$141,511

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
Nine months ended March 31, 2012

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Loss	Total

Balance, July 1, 2011	$4,275	$3,794,894	$8,165,438	$(354,600)	$(316,350)	$(325,422)	$10,968,235

Net income for the period ended March 31, 2012	—	—	123,663	—	—	—	123,663

Change in net unrealized gain (loss) on securities available for sale, net of tax effects of $(511)	—	—	—	—	—	(992)	(992)

Amortization of prior service cost for supplemental retirement plan, net of tax effects of $1,876	—	—	—	—	—	3,642	3,642

Commitment to release 1,283 employee stock ownership plan shares at fair value	—	2,307	—	—	12,830	—	15,137

Transfer of 1,710 allocated ESOP common shares subject to repurchase obligation	—	(17,100)	—	—	—	—	(17,100)

Change in fair value of 3,420 allocated ESOP common shares subject to repurchase obligation	—	4,446	—	—	—	—	4,446

Balance, March 31, 2012	$4,275	$3,784,547	$8,289,101	$(354,600)	$(303,520)	$(322,772)	$11,097,031

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended March 31, 2012 and 2011

	Nine months ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$123,663	$142,993
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	48,500	15,000
Depreciation on premises and equipment	5,270	6,777
Net amortization of securities	196	196
Loss on sale or disposal of premises and equipment	—	963
Loss on sale of other real estate owned	—	764
Compensation expense related to ESOP shares	15,137	14,626
Change in:
Deferred loan costs	(320)	10,259
Accrued interest receivable	17,819	561
Other assets	(90,558)	70,202
Other liabilities	(21,158)	39,962
Net cash from operating activities	98,549	302,303

Cash flow from investing activities
Maturities of time deposits	194,000	194,000
Purchases of time deposits	(735,000)	—
Maturities, repayments and calls of securities held to maturity	118,645	178,397
Loan originations and payments, net	1,843,062	(47,774)
Proceeds from sale of other real estate owned	—	159,236
Property and equipment purchases	(1,106,722)	(89,818)
Net cash from investing activities	313,985	394,041

Cash flow from financing activities
Net change in deposits	1,142,128	231,413
Proceeds from FHLB advances	1,000,000	1,000,000
Repayments of FHLB advances	(1,000,000)	(2,500,000)
Net cash from financing activities	1,142,128	(1,268,587)

Net change in cash and cash equivalents	1,554,662	(572,243)
Cash and cash equivalents, beginning of period	4,071,401	4,872,815

Cash and cash equivalents at end of period	$5,626,063	$4,300,572

Cash paid during the year for
Interest	$341,870	$424,861
Income taxes	203,109	—

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012, the results of operations for the three months and nine months ended March 31, 2012 and 2011 and cash flows for the nine months ended March 31, 2012 and 2011.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto filed as part of Versailles Financial Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 28, 2011.

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

Three and nine months ended March 31, 2012

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

Three and nine months ended March 31, 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent twenty-four months.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified: 1-4 family real estate, multi-family real estate, construction real estate, nonresidential real estate, commercial and consumer.

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

Three and nine months ended March 31, 2012

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

Consumer:  Consumer loans are primarily comprised of secured loans including automobile loans, loans on deposit accounts, home improvement loans and, to a lesser extent, unsecured personal loans.  These loans are underwritten based on several factors including debt-to-income, type of collateral and loan to value, credit history and the Association’s relationship with the borrower.  Unemployment rates are specifically considered by management

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  Versailles had no potential common shares issuable under stock options or other agreements for the periods presented.  The weighted average number of shares outstanding for basic earnings per common share was 396,938 and 396,510 for the three months and nine months ended March 31, 2012, respectively.  The weighted average number of shares outstanding for basic earnings per common share was 395,228 and 394,800 for the three and nine months ended March 31, 2011, respectively.

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

Employee Stock Ownership Plan:  The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings.  Dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may exercise a put option and require the Company to repurchase their ESOP shares upon termination.  As a result, an amount of equity equal to the fair value of the allocated shares is reclassified out of shareholders’ equity.  As of March 31, 2012 there were 3,420 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $4,366 and $15,137 for the three months and nine months ended March 31, 2012, respectively.  As of March 31, 2011 there were 1,710 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $6,076 and $14,626 for the three months and nine months ended March 31, 2011, respectively.

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options:  The Company’s 2011 Equity Incentive Plan (the “Plan”), which was approved by shareholders on November 15, 2011, permits the grant of share options to its employees for up to an aggregate of 42,750 shares of common stock.  Provisions of the plan indicate option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant with vesting periods defined by the Board of Directors.  The fair value of options awarded is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  As of March 31, 2012 there were no grants of stock options related to the Plan and no compensation expense has been recognized related to the Plan.

Share Awards:  The Plan provides for the issuance of restricted shares to directors and officers.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  Total shares issuable under the plan are 17,100 at March 31, 2012.  No shares have been issued nor any expense recorded as of March 31, 2012.

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

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2011, the FASB issued ASU No. 2011-04 to Fair Value Measurement (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements is U.S. GAAP and IFRSs.  This ASU changes the wording used to describe many of the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update include clarifying the Board’s intent about the application of existing fair value measurement and disclosure requirements, and changing particular principles or requirements for measuring fair value for disclosing information about fair value measurement.  The amendments in this update are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  The adoption of the disclosure provision of the ASU did not have a material effect on the Company’s operating results or financial condition, however the additional disclosures are included in Note — 4 Fair Value.

In June 2011, FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  The Company early adopted this amendment to present the statement of comprehensive income immediately following the consolidated statements of income.

NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$3,760	$—	$697,794

June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$5,263	$—	$699,297

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 2 — SECURITIES (Continued)

There were no sales of available-for-sale securities during the three months or nine months ended March 31, 2012 or 2011.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	March 31, 2012
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities residential mortgage-backed:
FHLMC	$287,745	$12,703	$—	$300,448
GNMA	84,200	2,896	—	87,096
FNMA	203,132	15,042	—	218,174

	$575,077	$30,641	$—	$605,718

	June 30, 2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities residential mortgage-backed:
FHLMC	$333,111	$13,779	$—	$346,890
GNMA	91,135	3,162	—	94,297
FNMA	269,672	18,745	—	288,417

	$693,918	$35,686	$—	$729,604

At March 31, 2012, the Company had no securities due at a single maturity date.  Additionally, the Company had no securities at March 31, 2012 or June 30, 2011 in an unrealized loss position.

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 - LOANS

Loans at March 31, 2012 and June 30, 2011 were as follows:

	March 31,	June 30,
	2012	2011
Mortgage loans:
1-4 family real estate	$26,257,936	$27,844,602
Multi-family real estate	191,154	235,613
Construction real estate	196,787	402,686
Nonresidential real estate:
Business	2,441,212	2,571,517
Agricultural	5,047,383	5,104,184

Commercial loans	495,513	486,701
Consumer loans:
Loans on deposits	34,852	56,188
Consumer auto	480,218	390,499
Consumer other secured	227,629	238,161
Consumer unsecured	475,978	361,572
Total loans	35,848,662	37,691,723

Deferred loan costs	44,217	43,898
Allowance for loan losses	(269,317)	(220,817)

	$35,623,562	$37,514,804

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Consumer	Commercial	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$220,320	$653	$—	$18,285	$5,058	$1,740	$4,761	$250,817
Provision for loan losses	10,922	(41)	315	1,509	(183)	(154)	6,132	18,500
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—

Total ending allowance balance	$231,242	$612	$315	$19,794	$4,875	$1,586	$10,893	$269,317

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2012:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Consumer	Commercial	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$186,092	$377	$644	$24,562	$3,349	$1,557	$4,236	$220,817
Provision for loan losses	45,150	235	(329)	(4,768)	1,526	29	6,657	48,500
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—

Total ending allowance balance	$231,242	$612	$315	$19,794	$4,875	$1,586	$10,893	$269,317

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Consumer	Commercial	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$13,500	$—	$—	$—	$—	$—	$—	$13,500
Collectively evaluated for impairment	217,742	612	315	19,794	4,875	1,586	10,893	255,817

Total ending allowance balance	$231,242	$612	$315	$19,794	$4,875	$1,586	$10,893	$269,317

Loans:
Individually evaluated for impairment	$73,194	$—	$—	$485,948	$—	$—	$—	$559,142
Collectively evaluated for impairment	26,253,410	192,663	197,098	7,057,452	1,233,531	497,889	—	35,432,043

Total ending loans balance	$26,326,604	$192,663	$197,098	$7,543,400	$1,233,531	$497,889	$—	$35,991,185

Included in recorded investment is $44,217 of deferred loan costs and $98,306 of accrued loan interest.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Consumer	Commercial
	Estate	Estate	Estate	Estate	Loans	Loans	Total
Allowance for loan losses:
Beginning balance	$125,291	$1,097	$1,206	$48,772	$12,271	$2,180	$190,817
Provision for loan losses	41,209	(705)	(938)	(24,566)	407	(407)	15,000
Loans charged-off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—

Total ending allowance balance	$166,500	$392	$268	$24,206	$12,678	$1,773	$205,817

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 — LOANS (Continued)

Activity in the allowance for loan losses was as follows for the nine months ended March 31, 2011.

Nine Months Ended
March 31, 2011

Allowance for loan losses:
Beginning balance	$190,817
Provision for loan losses	15,000
Loans charged-off	—
Recoveries	—

Total ending allowance balance	$205,817

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Consumer	Commercial	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	186,092	377	644	24,562	3,349	1,557	4,236	220,817

Total ending allowance balance	$186,092	$377	$644	$24,562	$3,349	$1,557	$4,236	$220,817

Loans:
Individually evaluated for impairment	$69,712	$—	$—	$488,589	$—	$—	$—	$558,301
Collectively evaluated for impairment	27,862,001	237,409	403,562	7,237,251	1,064,170	490,058	—	37,294,451

Total ending loans balance	$27,931,713	$237,409	$403,562	$7,725,840	$1,064,170	$490,058	$—	$37,852,752

Included in recorded investment is $43,898 of deferred loan costs and $117,131 of accrued loan interest.

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of March 31, 2012:

				For the three months ended			For the nine months ended
				March 31, 2012			March 31, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Nonresidential real estate:
Business	$483,105	$485,948	$—	$486,622	$7,921	$7,933	$488,250	$23,860	$21,226

With an allowance recorded:
1-4 family real estate	73,082	73,194	13,500	73,194	—	—	73,194	—	—

Total	$556,187	$559,142	$13,500	$559,816	$7,921	$7,933	$561,444	$23,860	$21,226

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2011.

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
1-4 family real estate	$69,691	$69,712	$—
Nonresidential real estate:
Business	488,382	488,589	—

With an allowance recorded:	—	—	—

Total	$558,073	$558,301	$—

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 — LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans for the three months ended March 31, 2011:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 Family Real Estate	$82,117	$3,231	$3,231

With an allowance recorded:
1-4 Family Real Estate	—	—	—

Total	$82,117	$3,231	$3,231

The following table presents information for loans individually evaluated for impairment as of the nine months ended March 31, 2011:

Nine Months Ended
March 31, 2011

Average of impaired loans during the period	$87,483
Interest income recognized during impairment	3,231
Cash-basis interest income recognized	3,231

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 — LOANS (Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and June 30, 2011.

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	March 31,	June 30,	March 31,	June 30,
	2012	2011	2012	2011

1-4 family real estate	$73,194	$69,712	$—	$—

Total	$73,194	$69,712	$—	$—

The following table presents the aging of the recorded investment of past due loans as of March 31, 2012 by class of loans:

	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

1-4 family real estate	$73,194	$—	$—	$73,194	$26,253,410	$26,326,604
Multi-family real estate	—	—	—	—	192,663	192,663
Construction real estate	—	—	—	—	197,098	197,098
Nonresidential real estate:
Business	—	—	—	—	2,448,827	2,448,827
Agricultural	—	—	—	—	5,094,573	5,094,573
Commercial loans	—	—	—	—	497,889	497,889
Consumer loans:
Loans on deposits	—	—	—	—	35,060	35,060
Consumer auto		—	—		486,197	486,197
Consumer other secured	—	—	—	—	229,061	229,061
Consumer unsecured	—	—	—	—	483,213	483,213

Total	$73,194	$—	$—	$73,194	$35,917,991	$35,991,185

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

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

Troubled Debt Restructurings:  At March 31, 2012 and June 30, 2011, the Company had one nonresidential real estate business loan with a recorded investment of $485,948 and $488,589, respectively, classified as a troubled debt restructure (TDRs), which is classified as an impaired loan.  At March 31, 2012 and June 30, 2011 the Company had $0 of the allowance for loan losses allocated to this specific loan.  The Company has not committed to lend additional amounts as of March 31, 2012 and June 30, 2011 to this customer.

During the three and nine month period ended March 31, 2012, the Company did not modify any loans as TDRs, record any charge-offs related to TDRs nor experience a payment default on a TDR within the twelve months following the modification.

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

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 — LOANS (Continued)

The terms of certain other loans were modified during the three months ended March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012 of $1.6 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  One loan with a recorded investment totaling $485,948 at March 31, 2012 is a troubled debt restructuring and was classified as “pass” due to a loan to value ratio of 46.9% and the loan being current.  As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans at recorded investment is as follows:

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 — LOANS (Continued)

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$—	$57,738	$—	$73,194	$26,195,672
Multi-Family real estate	192,663	—	—	—	—
Construction real estate	197,098	—	—	—	—
Nonresidential real estate:
Business	2,448,827	—	—	—	—
Agricultural	5,094,573	—	—	—	—
Commercial loans	497,889	—	—	—	—

Total	$8,431,050	$57,738	$—	$73,194	$26,195,672

As of June 30, 2011, the risk category of loans by class of loans at recorded investment was as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$—	$69,712	$—	$—	$27,862,001
Multi-Family real estate	237,409	—	—	—	—
Construction real estate	403,562	—	—	—	—
Nonresidential real estate:
Business	2,578,060	—	—	—	—
Agricultural	5,147,780	—	—	—	—
Commercial loans	490,058	—	—	—	—

Total	$8,856,869	$69,712	$—	$—	$27,862,001

The Company does not make subprime loans.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment of residential and consumer loans based on payment activity as of March 31, 2012:

	Consumer				Residential
	Loans on		Other
	Deposits	Auto	Secured	Unsecured	Multi-family	Construction

Performing	$35,060	$486,197	$229,061	$483,213	$192,663	197,098
Nonperforming	—	—	—	—	—	—

Total	$35,060	$486,197	$229,061	$483,213	$192,663	$197,098

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 3 — LOANS (Continued)

Included in recorded investment is $8,544 of deferred loan fees and $8,131 of accrued loan interest.

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

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 4 — FAIR VALUE (Continued)

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

Fair Value Measurements
at March 31, 2012 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
AMF Short US Government Fund	$697,794	$—	$—

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 4 — FAIR VALUE (Continued)

Fair Value Measurements
at June 30, 2011 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
AMF Short US Government Fund	$699,297	$—	$—

Assets Measured on a Non-recurring Basis:

Assets measured at fair value on a non-recurring basis are summarized below.

Fair Value Measurements
at March 31, 2012 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
1-4 family real estate	$—	$—	$59,582

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2011.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $73,082, with a valuation allowance of $13,500 at March 31, 2012, resulting in an additional provision for loan losses of $13,500 for the nine months ended March 31, 2012.  At June 30, 2011, impaired loans had a principal balance of $69,691, with no valuation allowance and no additional provision for loan losses for the year ended June 30, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

		Valuation		Weighted
	Fair value	Technique(s)	Unobservable Input(s)	Average
Impaired loans - 1-4 family real estate	$59,582	Property Appraisal	Adjustment for delinquent real estate taxes and recent market volatility	18% discount

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 4 — FAIR VALUE (Continued)

The carrying amount and estimated fair values of financial instruments were as follows at period-end.

		Fair Value Measurements at
		March 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$5,626,063	$5,626,063	$—	$—	$5,626,063
Interest bearing time deposits in other financial institutions	833,000	—	833,000	—	833,000
Securities available for sale	697,794	697,794	—	—	697,794
Securities held to maturity	575,077	—	605,718	—	605,718
Net loans	35,623,562	—	—	37,814,000	37,814,000
FHLB stock	397,500	N/A	N/A	N/A	N/A
Accrued interest receivable	105,178	1,244	5,628	98,306	105,178
Financial liabilities:
Deposits	$(27,617,860)	$(15,679,000)	$(12,215,000)	$—	$(27,894,000)
FHLB advances	(6,000,000)	—	(6,241,000)	—	(6,241,000)
Accrued interest payable	(45,503)	(11,827)	(33,676)	—	(45,503)

	June 30, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$4,071,401	$4,071,401
Interest bearing time deposits in other financial institutions	292,000	292,000
Securities available for sale	699,297	699,297
Securities held to maturity	693,918	729,604
Net loans	37,514,804	39,809,000
FHLB stock	397,500	N/A
Accrued interest receivable	122,997	122,997

Financial liabilities:
Deposits	(26,475,732)	(26,725,000)
FHLB advances	(6,000,000)	(6,210,000)
Accrued interest payable	(52,775)	(52,775)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 4 — FAIR VALUE (Continued)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans

Fair values of loans are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d) Deposits

The fair values disclosed for nontransaction deposit accounts (e.g., passbook savings) are, by definition, equal to the amount payable at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification.  The carrying amounts of variable rate, fixed-term certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(f) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a classification consistent with the asset/liability they are associated with.

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and nine months ended March 31, 2012

NOTE 4 — FAIR VALUE (Continued)

(g) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of commitments is not material.

VERSAILLES FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have historically operated as a traditional thrift institution.  A significant majority of our assets consist of long-term, one-to four-family fixed-rate residential mortgage loans and mortgage-backed securities, which we have funded primarily with deposit accounts and Federal Home Loan Bank of Cincinnati advances.  Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including U.S. Government agencies, AMF Short U.S. Government Fund and Government sponsored entities residential mortgage-backed securities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, certificates of deposit, and Federal Home Loan Bank of Cincinnati advances.  Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense.  Noninterest income currently consists primarily of service charges on deposit accounts and other income, gains or losses on the sale of available for sale securities and other-than-temporary impairment losses on securities.  Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, franchise taxes, legal, accounting and exam fees, federal deposit insurance premiums and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•                  Our ability to manage our operations under current adverse economic conditions, nationally and in our market area;

•                  Our ability to successfully implement our plan to increase our nonresidential lending without significant decrease in asset quality;

•                  Risks related to a high concentration of loans secured by real estate located in our market area;

•                  Increases in our allowance for loan losses due to concerns regarding credit risk in our loan portfolio;

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

•                  Further declines in the yield on our assets resulting from the current low interest rate environment;

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

Comparison of Financial Condition at March 31, 2012 and June 30, 2011.

General.  Our total assets increased $1.3 million, or 2.8%, to $45.8 million at March 31, 2012 from $44.5 million at June 30, 2011.  Cash and cash equivalents increased $1.5 million, or 38.2%, to $5.6 million at March 31, 2012 from $4.1 million at June 30, 2011.  Net loans decreased $1.9 million, or 5.0%, to $35.6 million at March 31, 2012 from $37.5 million at June 30, 2011.  Fixed assets increased $1.1 million, or 425.1%, to $1.4 million at March 31, 2012 from $0.3 million at June 30, 2011.  Interest-bearing time deposits in other financial institutions increased $0.5 million, or 185.3%, to $0.8 million at March 31, 2012 from $0.3 million at June 30, 2011.

Loans.  Net loans decreased $1.9 million to $35.6 million at March 31, 2012 from $37.5 million at June 30, 2011.  1-4 family, multifamily and construction real estate loans decreased $1.9 million, or 6.4%, to $26.6 million at March 31, 2012 from $28.5 million at June 30, 2011.  This decrease represents a combination of reduced demand for these type loans and customers seeking other refinancing options. Nonresidential real estate loans decreased $0.2 million, or 2.4%, to $7.5 million at March 31, 2012 from $7.7 million at June 30, 2011.  Consumer loans increased $0.2 million, or 16.5%, to $1.2 million at March 31, 2012 from $1.0 million at June 30, 2011.

Investments.  Investment securities decreased $0.1 million, or 8.6%, to $1.3 million at March 31, 2012 from $1.4 million at June 30, 2011.  Net pay-downs in government sponsored mortgage-backed securities totaled $119,000 for the nine months ended March 31, 2012.

Cash and cash equivalents.  Cash and cash equivalents increased $1.5 million, or 38.2%, to $5.6 million at March 31, 2012 from $4.1 million at June 30, 2011.  The increase in cash and cash equivalents was primarily due to increased deposits and principal reductions on existing loans that exceeded new loan originations, partially offset by investment in the new office facility.

Premises and equipment.  The balance in premises and equipment increased $1.1 million, or 425.1%, to $1.4 million at March 31, 2012 from $0.3 million at June 30, 2011 as the construction of the new home office progressed.  The Company’s current headquarters lacks sufficient space for operations and will close on May 18, 2012.  The new home office will open for business on May 21, 2012 with an estimated total construction and equipment cost of $1.6 million.

Deposits.  Deposits increased $1.1 million, or 4.3%, to $27.6 million at March 31, 2012 from $26.5 million at June 30, 2011.  Some investors shifted funds to deposit products from equity-based investments, given the continued volatility in the stock markets during the period.  The funds from the increase in deposits are generally held in cash and cash equivalents until they are able to be deployed into credit worthy loans or investment securities.

Borrowings.  Federal Home Loan Bank of Cincinnati advances remained unchanged at $6.0 million at March 31, 2012 and June 30, 2011.  A new $1.0 million advance with a rate of 1.02% for three years was acquired in July to replace an existing advance for $1.0 million with a rate of 4.39% that was due to mature in November.  We continue to utilize borrowings as an alternative funding source.  Our borrowings from the Federal Home Loan Bank of Cincinnati consist of advances with laddered terms of up to six years and interest rates between 4.26% and 1.02%.

Equity.  Total equity increased $0.1 million, or 1.2%, to $11.1 million at March 31, 2012 from $11.0 million at June 30, 2011.  The change in equity is primarily a result of net income of $124,000 for the nine months ended March 31, 2012 partially offset by the allocation of ESOP shares which results in shares being subject to a repurchase obligation.  As such, the fair value of the shares subject to the repurchase obligation has been recorded outside of permanent equity.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and the Three Months Ended March 31, 2011

General.  Net income decreased $600, or 1.0%, to $55,600 for the three months ended March 31, 2012 from $56,200 for the three months ended March 31, 2011.  This was primarily due to an $18,000 decrease in net interest income and a $22,200 decrease in noninterest expense, offset by an increase in the provision for loan loss reserves of $3,500 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net Interest Income.  Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  Net interest income decreased $18,000, or 4.6%, to $375,000 for the three months ended March 31, 2012 from $393,000 for the three months ended March 31, 2011.  This reflected a decrease in our interest rate spread to 3.25% from 3.43% augmented by a decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 126.95% from 130.66%.  Our net interest margin decreased to 3.51% from 3.78% primarily due to downward pricing of interest earning assets and liabilities in the current low interest rate environment.

Interest Income.  Interest and dividend income decreased $33,800, or 6.6%, to $475,900 for the three months ended March 31, 2012 from $509,700 for the three months ended March 31, 2011.  Average interest-earning assets increased to $42.7 million for the three months ended March 31, 2012 from $41.6 million for the three months ended March 31, 2011.  The decrease in interest and dividend income is attributable to a decrease in the average yield on interest earning assets to 4.45% for the three months ended March 31, 2012 from 4.90% for the three months ended March 31, 2011.

Interest income on loans decreased $32,000, or 6.4%, to $460,000 for the three months ended March 31, 2012 from $492,000 for the three months ended March 31, 2011, reflecting a decrease in the average balance of loans to $35.9 million for the three months ended March 31, 2012 from $37.1 million for the three months ended March 31, 2011, as well as a decrease in average yields on such balances to 5.13% for the three months ended March 31, 2012 from 5.31% for the three months ended March 31, 2011.  The lower yields reflect the continued low interest rate environment.

Interest and dividend income on investment securities decreased $2,000, or 19.9%, to $8,000 for the three months ended March 31, 2012 from $10,000 for the three months ended March 31, 2011, reflecting a decrease in the average balance of such securities to $1.3 million for the three months ended March 31, 2012 from $1.4 million for the three months ended March 31, 2011, as well as a decrease in the average yield on available for sale securities to 2.05% from 2.23% and a decrease in the average yield on held to maturity securities to 3.05% from 3.36%.

Interest Expense.  Interest expense decreased $16,000, or 13.6%, to $101,000 for the three months ended March 31, 2012 from $117,000 for the three months ended March 31, 2011.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest expense on certificates of deposit decreased $9,000, or 12.2%, to $61,000 for the three months ended March 31, 2012 from $70,000 for the three months ended March 31, 2011.  The average balance of such certificates increased $0.3 million, or 1.7%, to $17.9 million for the three months ended March 31, 2012 from $17.6 million for the three months ended March 31, 2011.    The decrease in interest expense resulted from a decrease in the average cost of such certificates to 1.37% for the three months ended March 31, 2012 from 1.58% for the three months ended March 31, 2011.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased by $8,000, or 18.0%, to $36,000 for the three months ended March 31, 2012 from $44,000 for the three months ended March 31, 2011.  The decrease reflected the decrease in the weighted average rate paid on such borrowings to 2.43% for the three months ended March 31, 2012 from 2.97% for the three months ended March 31, 2011.  The average balance of such borrowings remained unchanged at $6.0 million for the three months ended March 31, 2012 and 2011.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2012 and 2011.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	(Dollars in thousands)
	Three months ended 03-31-2012			Three months ended 03-31-2011
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$35,898	$460	5.13%	$37,075	$492	5.31%
Investment securities available for sale	697	4	2.05%	698	4	2.23%
Investment securities held to maturity	591	4	3.05%	738	6	3.36%
FHLB stock	398	5	4.54%	398	5	4.54%
Other interest-earning assets	5,163	3	0.23%	2,688	3	0.48%
Total interest-earning assets	42,747	476	4.45%	41,597	510	4.90%
Noninterest-earning assets	3,029			2,192

Total assets	$45,776			$43,789

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$9,730	$4	0.14%	$8,188	$3	0.13%
Certificates of deposit	17,942	61	1.37%	17,646	70	1.58%
Total interest-bearing deposits	27,672	65	0.93%	25,834	73	1.12%

FHLB advances	6,000	36	2.43%	6,000	44	2.97%
Total interest-bearing liabilities	33,672	101	1.20%	31,834	117	1.47%
Other noninterest-bearing liabilities	992			1,237

Common stock in ESOP subject to repurchase obligation	35			24

Total shareholder’s equity	11,077			10,694

Total liabilities and equity	$45,776			$43,789

Net interest income		$375			$393

Interest rate spread			3.25%			3.43%

Net interest margin			3.51%			3.78%

Average interest-earning assets to average interest-bearing liabilities	126.95%			130.66%

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

A provision for loan losses of $18,500 was recorded for the three months ended March 31, 2012 compared to a provision for loan losses of $15,000 for the three months ended March 31, 2011.  The allowance for loan losses was $269,000, or 0.75% of total loans, at March 31, 2012, $221,000, or 0.59% of total loans at June 30, 2011, and $206,000, or 0.56% of total loans at March 31, 2011.  Total nonperforming loans were $73,000 at March 31, 2012 compared to $70,000 at June 31, 2011 and $78,000 at March 31, 2011.  The $5,000 decrease in nonperforming loans was due to the removal from nonaccrual status of a March 31, 2011, $78,000, 1-4 family loan with principal reductions of $21,000 over the twelve months ended March 31, 2012 and the addition of a $73,000, 1-4 family loan with a specific loss allocation of $13,500.  No losses were deemed probable on other impaired loans at March 31, 2012.  To the best of our knowledge, we have recorded all probable incurred credit losses for the three month periods ended March 31, 2012 and March 31, 2011.

Noninterest Income.  Our noninterest income decreased to $1,000 for the three months ended March 31, 2012 from $3,000 for the three months ended March 31, 2011.  The decrease is primarily the result of a REO property sold at a gain for the three months ended March 31, 2011 compared to no REO transactions during the three months ended March 31, 2012.

Noninterest Expense.  Noninterest expense decreased $22,000, or 7.5%, to $274,000 for the three months ended March 31, 2012 from $296,000 for the three months ended March 31, 2011.  The decrease was primarily due to a $22,000 decrease in salary and benefit expense for the three months ended March 31, 2012 due to a lower pension allocation requirement and an increase of $10,000 in the expense credit for deferred compensation related to loan originations due to twice the number of mortgage loans closing in the period as compared to the three months ended March 31, 2011.  This decrease was offset by an increase in data processing expense of $8,400, or 51.5%, to $24,800 for the three months ended March 31, 2012 from $16,400 for the three months ended March 31, 2011 due to the ongoing implementation of expanded customer services.  Legal, accounting and exam expenses decreased $6,000, or 12.4%, to $41,700 for the three months ended March 31, 2012 from $47,700 for the three months ended March 31, 2011 primarily due to the discontinuance of exam fees associated with the Office of Thrift Supervision.  Given the increase in fixed assets from the construction of the new home office building, depreciation expense will increase in future periods.  The additional expense will increase noninterest expense and reduce net income.

Income Tax Expense. The provision for income taxes decreased to $28,100 for the three months ended March 31, 2012, compared to $28,400 for the three months ended March 31, 2011, a decrease of $300, or 1.1%, as a result of the decrease in net income before income taxes.  The effective tax rate was relatively unchanged for the comparative periods.  The effective tax rate was 33.6% for the three months ended March 31, 2012 and 2011.

Comparison of Results of Operations for the Nine Months Ended March 31, 2012 and the Nine Months Ended March 31, 2011.

General.  Net income decreased $19,000, or 13.5%, to $124,000 for the nine months ended March 31, 2012 from $143,000 for the nine months ended March 31, 2011.  The decrease primarily reflects the after tax effect of an increase in expense for the provision for loan losses during the nine months ended March 31, 2012.

Net Interest Income.  Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  Net interest income decreased $15,000, or 1.3%, to $1,121,000 for the nine months ended March 31, 2012 from $1,136,000 for the nine months ended March 31, 2011.  This reflected a decrease in our interest rate spread to 3.15% from 3.20% in addition to a decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 128.43% from 130.99%.  Our net interest margin decreased to 3.44% from 3.59% primarily because our interest bearing liabilities repriced faster than our interest earning assets in the current low interest rate environment

Interest Income.  Interest and dividend income decreased $85,000, or 5.5%, to $1,456,000 for the nine months ended March 31, 2012 from $1,541,000 for the nine months ended March 31, 2011.  Average interest-earning assets moderately increased to $43.4 million for the nine months ended March 31, 2012 from $42.2 million for the nine months ended March 31, 2011.  The decrease in interest and dividend income is attributable to a decrease in the average yield on interest earning assets to 4.47% for the nine months ended March 31, 2012 from 4.88% for the nine months ended March 31, 2011.

Interest income on loans decreased $74,000, or 4.9%, to $1,410,000 for the nine months ended March 31, 2012 from $1,484,000 for the nine months ended March 31, 2011, reflecting a decrease in the average balance of loans to $36.4 million for the nine months ended March 31, 2012 from $37.2 million for the nine months ended March 31, 2011, as well as a decrease in average yields on such balances to 5.16% for the nine months ended March 31, 2012 compared to 5.32% for the nine months ended March 31, 2011.  The lower yields reflect the continued low interest rate environment.

Interest and dividend income on investment securities decreased $8,000, or 25.6%, to $25,000 for the nine months ended March 31, 2012 from $33,000 for the nine months ended March 31, 2011, reflecting a decrease in the average balance of such securities to $1.3 million for the nine months ended March 31, 2012 from $1.5 million for the nine months ended March 31, 2011, as well as a decrease in the average yield on available for sale securities to 1.87% from 2.42% and a decrease in the average yield on held to maturity securities to 3.12% from 3.40%.

Interest Expense.  Interest expense decreased $70,000, or 17.5%, to $335,000 for the nine months ended March 31, 2012 from $405,000 for the nine months ended March 31, 2011.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

Interest expense on certificates of deposit decreased to $196,000 for the nine months ended March 31, 2012 from $228,000 for the nine months ended March 31, 2011.  The average balance of such certificates increased to $17.9 million for the nine months ended March 31, 2012 from $17.6 million for the nine months ended March 31, 2011.  A decrease in the average cost of such certificates to 1.46% for the nine months ended March 31, 2012 from 1.72% for the nine months ended March 31, 2011 resulted in the decrease in interest expense.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased by $40,000, or 24.3%, to $129,000 for the nine months ended March 31, 2012 from $169,000 for the nine months ended March 31, 2011.  The decrease reflected the lower weighted average rate paid on such borrowings to 2.66% for the nine months ended March 31, 2012 from 3.54% for the nine months ended March 31, 2011.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the nine months ended March 31, 2012 and 2011.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	(Dollars in thousands)
	Nine months ended 03-31-2012			Nine months ended 03-31-2011
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$36,413	$1,410	5.16%	$37,190	$1,484	5.32%
Investment securities available for sale	699	10	1.87%	703	13	2.42%
Investment securities held to maturity	628	15	3.12%	793	20	3.40%
FHLB stock	398	12	4.19%	398	13	4.35%
Other interest-earning assets	5,253	9	0.22%	3,069	11	0.52%
Total interest-earning assets	43,391	1,456	4.47%	42,153	1,541	4.88%
Noninterest-earning assets	2,459			1,922

Total assets	$45,850			$44,075

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$9,405	$10	0.14%	$8,153	$8	0.14%
Certificates of deposit	17,938	196	1.46%	17,632	228	1.72%
Total interest-bearing deposits	27,343	206	1.01%	25,785	236	1.22%

FHLB advances	6,444	129	2.66%	6,389	169	3.54%
Total interest-bearing liabilities	33,787	335	1.32%	32,174	405	1.68%
Other noninterest-bearing liabilities	995			1,230

Common stock in ESOP subject to repurchase obligation	28			10

Total shareholder’s equity	11,040			10,661

Total liabilities and equity	$45,850			$44,075

Net interest income		$1,121			$1,136

Interest rate spread			3.15%			3.20%

Net interest margin			3.44%			3.59%

Average interest-earning assets to average interest-bearing liabilities	128.43%			130.99%

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

A provision for loan losses of $48,500 was recorded for the nine months ended March 31, 2012 compared to a provision for loan losses of $15,000 recorded for the nine months ended March 31, 2011.  The additional reserves are due to declining real estate values both nationally and regionally.  The allowance for loan losses was $269,000, or 0.75% of total loans, at March 31, 2012, $221,000, or 0.59% of total loans at June 30, 2011, and $206,000, or 0.56% of total loans at March 31, 2011.  Total nonperforming loans were $73,000 at March 31, 2012 compared to $70,000 at June 31, 2011 and $78,000 at March 31, 2011.  The $5,000 decrease in nonperforming loans was due to the removal from nonaccrual status of a March 31, 2011, $78,000, 1-4 family loan with principal reductions of $21,000 over the twelve months ended March 31, 2012 and the addition of a $73,000, 1-4 family loan with a specific loss allocation of $13,500.  No losses were deemed probable on other impaired loans at March 31, 2012.  To the best of our knowledge, we have recorded all probable incurred credit losses for the nine month periods ended March 31, 2012 and March 31, 2011.

Noninterest Income.  Noninterest income was unchanged at $4,000 for the nine months ended March 31, 2012 and 2011.

Noninterest Expense.  Noninterest expense decreased $20,000, or 2.2%, to $890,000 for the nine months ended March 31, 2012 from $910,000 for the nine months ended March 31, 2011.  The decrease was primarily due to a salary and benefit expense decrease of $15,000, or 3.5%, to $432,000 for the nine months ended March 31, 2012 from $447,000 for the nine months ended March 31, 2011 due to a lower pension allocation requirement.  Office occupancy and equipment expense decreased $7,400, or 28.7%, to $18,400 for the nine months ended March 31, 2012 from $25,800 for the nine months ended March 31, 2011.  Franchise taxes increased $11,000, or 16.4%, to $79,000 for the nine months ended March 31, 2012 from $68,000 for the nine months ended March 31, 2011.  There was zero real estate owned expense for the nine months ended March 31, 2012 compared to $5,000 of real estate owned expense for the nine months ended March 31, 2011.  Given the increase in fixed assets from the construction of the new home office building, depreciation expense will increase in future periods.  The additional expense will increase noninterest expense and reduce net income.

Income Tax Expense. The provision for income taxes decreased to $63,000 for the nine months ended March 31, 2012, compared to $72,000 for the nine months ended March 31, 2011, a decrease of $9,000, or 12.0%, as a result of the decrease in net income before income taxes.  The effective tax rate was 33.9% and 33.5%, respectively, for the nine months ended March 31, 2012 and 2011.

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $98,549 for the nine months ended March 31, 2012 and $302,303 for the nine months ended March 31, 2011.  The decrease is a result of a decrease in other accrued expenses and an increase in other assets, primarily due to federal income tax deposits of $203,109 and $0 for the nine months ended March 31, 2012 and 2011, respectively.

Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, proceeds from securities and time deposit maturities, the purchase of time deposits and the investment in a new home office.  Net cash flows from investing activities were $313,985 for the nine months ended March 31, 2012 and net cash flows from investing activities were $394,041 for the nine months ended March 31, 2011.  The decrease resulted from fewer new loan disbursements in the nine months ended March 31, 2012 offset by fixed asset purchases related to the construction of a new home office and the purchase of time deposits.

Net cash from financing activities consisted primarily of activity in deposits and borrowings.  Net cash flows from financing activities were $1,142,128 for the nine months ended March 31, 2012 and net cash flows used in financing activities were $(1,268,587) for the nine months ended March 31, 2011.  The changes in net cash flows provided by and used for financing activities over the periods were due to both increased deposits and to the proceeds from and repayments of FHLB advances.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At March 31, 2012 and June 30, 2011, cash and short-term investments totaled $5.6 million and $4.1 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At March 31, 2012 and June 30, 2011, we had outstanding commitments to originate loans of $757,000 and $161,000, respectively, and no unfunded commitments under lines of credit.  We had unfunded commitments for residential construction loans totaling $353,000 and $517,000, respectively, at March 31, 2012 and June 30, 2011.  We anticipate that we will have sufficient funds available to meet our current loan commitments.  Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from March 31, 2012 totaled $9.7 million compared to $11.3 million at June 30, 2011.  Based on past experience, management believes that a significant portion of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration.  If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati.  At March 31, 2012, we had $6.0 million outstanding in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $10.6 million.

The Association is subject to various regulatory capital requirements.  At March 31, 2012 and June 30, 2011, we were in compliance with all applicable capital requirements.

			To Be
			Well Capitalized
			Under Prompt
			Corrective
	Actual		Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2012
Total capital (to risk-weighted assets)	$9,766	36.4%	$2,681	10.0%
Tier I (core) capital (to risk-weighted assets)	9,495	35.4	1,608	6.0
Tier I (core) capital (to adjusted total assets)	9,495	21.0	2,264	5.0
Tangible capital (to adjusted total assets)	9,495	21.0		N/A

June 30, 2011
Total capital (to risk-weighted assets)	$9,905	38.1%	$2,602	10.0%
Tier I (core) capital (to risk-weighted assets)	9,685	37.2	1,561	6.0
Tier I (core) capital (to adjusted total assets)	9,685	21.8	2,225	5.0
Tangible capital (to adjusted total assets)	9,685	21.8		N/A

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4 — CONTROLS AND PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Office and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e.  Based on the evaluation, the Chief Executive Officer and Treasurer (Principal Financial Officer) concluded that the design and operation of these disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds — Not applicable.

Item 3 — Defaults Upon Senior Securities — None.

Item 4 — Mine Safety Disclosures — None.

Item 5 — Other Information — None.

Item 6 — Exhibits

Reference to
Exhibit		Previous Filing,
Number	Document	If Applicable

3.1	Articles of Incorporation of Versailles Financial Corporation	*

3.2	Bylaws of Versailles Financial Corporation	*

4	Form of Common Stock Certificate of Versailles Financial Corporation	*

31.1	Certification of Chief Executive Officer, Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer, Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

**

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 17, 2009
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION
(Registrant)

Date:	May 15, 2012	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President & CEO
(Principal Executive Officer)

Date:	May 15, 2012	/s/ Cheryl J. Leach
Cheryl J. Leach
Vice President & Treasurer
(Principal Financial and Accounting Officer)