Form 10-K
period 2012-06-30
Versailles Financial Corp
filed 2012-09-28
CIK 1471092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-53870

VERSAILLES FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-1330256
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10413 Kley Road, Versailles, Ohio	45380
(Address of Principal Executive Offices)	(Zip Code)

(937) 526-4515

(Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 31, 2012, there were issued and outstanding 427,504 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2011, was $3.2 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant	Part III

Versailles Financial Corporation

Annual Report on Form 10-K

For The Year Ended

June 30, 2012

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

•                  further declines in the yield on our assets or the fair value of financial instruments resulting from the current low market interest rate environment;

•                  the current drought conditions, which may increase the likelihood that our agricultural and farmland loan customers, as well as commercial loan customers whose businesses depend on or are related to agriculture, are unable to make payments on their loans, and which may reduce deposits from such customers as their revenues decrease and expenses increase;

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

•                  changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, deposit assessments or premiums, additional consumer protection requirements and changes in the level of government support of housing finance;

•                  the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations promulgated thereunder;

•                  our ability to enter new markets successfully and capitalize on growth opportunities;

•                  our ability to successfully integrate acquired entities, if any;

•                  changes in consumer spending, borrowing and savings habits, including a lack of consumer confidence in financial institutions;

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

•                  changes in and costs associated with our organization, compensation and benefit plans;

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

Our executive offices are located at 10413 Kley Road, Versailles, Ohio 45380.  Our telephone number at this address is (937) 526-4515.

Versailles Savings and Loan Company

Versailles Savings and Loan Company is an Ohio-chartered savings and loan company headquartered in Versailles, Ohio.  Versailles Savings and Loan Company was originally chartered in 1887.

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

Versailles Savings and Loan Company had total assets of $45.3 million, total loans of $35.5 million, total liabilities of $34.3 million, including total deposits of $27.8 million, and equity of $10.9 million as of June 30, 2012.  At that date, 57.8% of our assets were one- to four-family residential mortgage loans, 16.6% were non-residential real estate loans, and 1.2% were mortgage-backed securities.

Versailles Savings and Loan Company’s executive and banking offices are located at 10413 Kley Road, Versailles, Ohio 45380.  Our telephone number at this address is (937) 526-4515.

Our website addresses are www.versaillessavingsbank.com and www.versaillesfinancialcorp.com.  Information on our websites is not incorporated into this annual report and should not be considered a part of this annual report.

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

The unemployment rate in Darke County in June 2012 was 6.8%, compared to 7.4% for the State of Ohio and 8.3% for the United States. The population of Darke County reflected net out-migration from 2000 to 2011, declining from approximately 53,300 to approximately 52,959.  The median household income in Darke County increased from $39,307 in 2000 to $45,165 in 2011, or 14.9%, while the median household income in the State of Ohio increased by 8.6% from $41,499 to $45,090 and median household income in the United States increased at a higher rate of 17.5%, from $42,729 to $50,221.

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

The economy of Shelby County has experienced higher unemployment in recent months due to its heavy reliance on manufacturing.  In June 2012, the unemployment rate in Shelby County was 7.1% compared to 6.8% for Darke County.  Shelby County population has reflected some modest growth since 2000, increasing from 47,910 to 49,307, or 2.9%.  Median household income increased at a similar pace as Darke County, increasing 9.2% from $44,507 to $48,607.

Competition

Our deposit sources and loan customers are primarily concentrated in the communities surrounding our banking offices, located in Shelby and Darke Counties, Ohio.  We face intense competition in our market area both in making loans and attracting deposits.  The Versailles area has a moderate concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking, and have greater name recognition and market presence that benefit them in attracting business.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$26,154	73.25%	$27,845	73.87%
Multi-family	290	0.81%	235	0.63%
Construction(2)	—	—	403	1.07%
Non-residential real estate(1)	7,507	21.03%	7,676	20.36%
Total real estate loans	33,951	95.09%	36,159	95.93%

Commercial loans	499	1.40%	487	1.29%
Consumer loans	1,253	3.51%	1,046	2.78%
Total loans	$35,703	100.00%	$37,692	100.00%

Net deferred loan fees	41	0.12%	44	0.12%
Allowance for losses	(255)	0.72%	(221)	0.59%
Loans, net	$35,489		$37,515

(1)          Includes $4.9 million secured by farmland for the year ended June 30, 2012 and $5.1 million for the year ended June 30, 2011.

(2)          At June 30, 2011, all of our construction loans were secured by one- to four-family real estate.

The majority of our loan portfolio is one- to four-family real estate and consumer loans made to individuals in our market area.  Repayment of these loans is dependent on general economic conditions and unemployment levels in our market area.  Nonresidential real estate loans consist of agricultural and business purpose income producing properties.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conduced on the properties, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including the current economic recession.  We typically require additional collateral or personal guarantees on nonresidential real estate and commercial loans.  Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.  At June 30, 2012, we had no nonresidential real estate loans that were delinquent or nonperforming. Multi-family, construction real estate and commercial loans in total make up less than 2.3% of our loan portfolio.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2012.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Real Estate		Multi-Family Real Estate		Non-Residential Real Estate		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2013	$1,586	4.78%	$26	6.23%	$733	5.27%	$—	—%
2014 and 2015	2,972	4.80	20	6.77	1,205	5.31	—	—
2016 and 2017	3,069	4.83	19	6.95	1,187	5.27	—	—
2018 to 2022	7,358	4.82	61	6.96	2,204	5.25	—	—
2023 to 2032	9,373	4.92	86	6.57	1,956	5.48	—	—
2032 and beyond	1,796	4.92	78	6.50	222	6.29	—	—

Total	$26,154	4.86%	$290	6.64%	$7,507	5.36%	$—	—%

	Consumer		Commercial		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2013	$425	7.49%	$116	6.09%	$2,886	5.37%
2014 and 2015	430	6.41	233	6.06	4,860	5.14
2016 and 2017	229	6.33	127	5.72	4,631	5.05
2018 to 2022	116	5.78	23	5.85	9,762	4.94
2023 to 2032	53	5.10	—	—	11,468	5.03
2032 and beyond	—	—	—	—	2,096	5.13

Total	$1,253	6.65%	$499	5.97%	$35,703	5.06%

The following table sets forth our fixed and adjustable-rate loans at June 30, 2012 that are contractually due after June 30, 2013.  Loans are presented net of loans in process.

	Due After June 30, 2013
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One- to four-family	$19,533	$5,035	$24,568
Multi-family	182	82	264
Construction	—	—	—
Non-residential / commercial real estate	5,644	1,130	6,774
Total real estate loans	25,359	6,247	31,606

Commercial	383	—	383
Consumer loans	828	—	828

Total loans	$26,570	$6,247	$32,817

One- to Four-Family Residential Real Estate Lending.  The cornerstone of our lending program has long been the origination of long-term first lien permanent loans secured by mortgages on owner-occupied one- to four-family residences.  At June 30, 2012, $26.1 million, or 73.3% of our total loan portfolio, consisted of loans on one- to four-family residences.  At that date, our average outstanding one- to four-family residential loan balance was $76,000 and our largest outstanding one- to four-family residential loan had a principal balance of $469,000.  Virtually all of the residential loans we originate are secured by properties located in our market area.  We currently retain in our portfolio all the loans we originate, but may begin to sell loans in the secondary market within the next 12 months.  See “—Originations, Sales and Purchases of Loans.”

Due to consumer demand in the current low interest rate environment, many of our recent originations have been 15- to 25-year fixed-rate loans secured by one- to four-family residential real estate.  We generally originate our fixed-rate and adjustable rate one- to four-family residential loans in accordance with secondary market standards.  At June 30, 2012, we had $12.4 million of fixed-rate residential loans maturing in 10 years or less, $7.3 million of fixed-rate residential loans maturing between 10 and 20 years and $1.1 million of fixed-rate residential loans maturing in excess of 20 years in our portfolio.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.  Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first three or five years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.  At June 30, 2012, $5.3 million, or 20.3% of our one- to four-family residential loans, had adjustable rates of interest.

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

At June 30, 2012, we had one one- to four-family residential mortgage loan totaling $58,000 that was 60 days or more delinquent.

We also originate closed end variable-rate and fixed-rate second mortgage loans secured by a lien on the borrower’s primary residence on a very limited basis.  The total balance of these loans at June 30, 2012, which are included in the previous totals, was $0.8 million.  We only make such loans on properties where we hold the first lien.  Generally, these second mortgages are limited to 80% of the property value less any other mortgages.  We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans.  Our variable-rate second mortgage loan product carries an interest rate tied to the same indices we use for purchase money first lien residential mortgages.

Non-residential Real Estate Lending.  In recent years, we have sought to increase our non-residential real estate loans.  At June 30, 2012, we had $7.5 million in non-residential real estate loans, representing 21.0% of our total loan portfolio, a decrease of $0.2 million, or 2.2%, over non-residential loans of $7.7 million, representing 20.4% of our total loan portfolio, at June 30, 2011.  Typically we obtain personal guarantees as well as additional collateral on these loans.

The following table shows the composition of our non-residential real estate portfolio at the dates indicated:

	At June 30,
Type of Loan	2012	2011
	(In thousands)

Office	$827	$805
Industrial	538	562
Retail	1,025	1,017
Farm/Agriculture	4,939	5,104
Mixed use	77	79
Other Improved Real Estate	101	109
Total	$7,507	$7,676

Most of our non-residential real estate loans have amortization periods of up to 20 years.  We offer both fixed and variable rate loans.  Our variable rate loans typically have initial fixed rates of three or five years.  The maximum loan-to-value ratio of our non-residential real estate loans is generally 70%.  At June 30, 2012, our largest non-residential real estate loan totaled $583,000 and was secured by a mortgage on farmland in our primary market area.  At June 30, 2012, this loan was performing in accordance with its terms.  At June 30, 2012, $1.3 million, or 16.9%, of our non-residential real estate loans carried adjustable rates.

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

Loans secured by non-residential real estate generally are typically larger than one- to four-family residential loans and involve greater credit risk.  Non-residential real estate loans often involve large loan balances to single borrowers or groups of related borrowers.  Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession.  We typically require additional collateral or personal guarantees.  Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.  At June 30, 2012, we had no non-residential real estate loans that were non-performing.  We also make a limited amount of multi-family loans on the same general terms as non-residential real estate loans.  At June 30, 2012, we had $290,000 of multi-family loans, representing 0.8% of our total loans.

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

At June 30, 2012, Versailles Savings had $499,000 of commercial business loans outstanding, representing 1.4% of the total loan portfolio.

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

At June 30, 2012, our largest commercial business loan relationship was a $85,000 loan to a tool and die machine shop secured by a UCC financing statement on a Bridgeport machine and limited personal guarantees by two individuals.  At June 30, 2012, this loan was performing in accordance with its terms.

Consumer Lending.  To date, our consumer lending has been limited.  At June 30, 2012, Versailles Savings had $1.3 million of consumer loans outstanding, representing 3.5% of the total loan portfolio.  Consumer loans consist of loans secured by deposits, auto loans and miscellaneous other types of installment loans. At June 30, 2012, we had $447,000 in new and used automobile loans made on a direct basis with our customers.  We do not actively market automobile loans.  We also plan to offer home equity lines of credit in the future.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At June 30, 2012, we had no consumer loans that were non-performing.

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

	Years Ended June 30,
	2012	2011
	(In thousands)

Total loans at beginning of period	$37,515	$36,723

Loans originated:
Real estate loans:
One- to four-family	5,907	8,584
Multi-family	114	86
Construction	2,198	1,104
Non-residential	990	2,607
Total real estate loans	9,209	12,381
Commercial loans	289	313
Consumer loans	1,220	1,492
Total loans originated	10,718	14,186

Deduct:
Principal repayments	12,706	13,353
Loan sales	—	—
Home equity lines of credit, net	—	—
Net, other	38	41
Net loan activity	(2,026)	792
Total loans at end of period	$35,489	$37,515

Loan Approval Procedures and Authority.  The aggregate amount of loans that Versailles Savings is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Versailles Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”).  At June 30, 2012, based on the 15% limitation, Versailles Savings’ loans-to-one-borrower limit was approximately $1.4 million.  On the same date, Versailles Savings had no borrowers with outstanding balances in excess of this amount.  At June 30, 2012, our largest loan to one borrower totaled $583,000 and was secured by a mortgage on farmland in our primary market area.  At June 30, 2012, this loan was performing in accordance with its terms. At June 30, 2012, our largest lending relationship with a single or related group of borrowers totaled $625,000, and was performing in accordance with its terms.

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

Delinquent Loans. The following table sets forth our loan delinquencies, by type and amount at the dates indicated.  At June 30, 2012, no loans were reported as nonaccrual and two loans totaling $548,000 reported as troubled debt restructuring were both current and are not included in the table below.

	At June 30,
	2012			2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family	$36	$58	$—	$49	$93	$—
Multi-family	—	—	—	—	—	—
Non-residential real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Total real estate loans	36	58	—	49	93	—

Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	4	—	—
Total	$36	$58	$—	$53	$93	$—

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2012	2011
	(In thousands)

Special mention assets	$—	$70
Substandard assets	—	—
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$—	$70

The decrease in loans classified as special mention between June 30, 2012 and 2011 was due to the troubled debt restructuring of one loan of $70, net of repayment of $4, resulting in a current balance of $66 and is performing in accordance with their terms.  Total classified assets at June 30, 2012 and June 30, 2011 does not include any real estate owned.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At June 30, 2012, we had one non-residential real estate loan totaling $481,000 classified as troubled debt restructuring.  This loan has a loan-to-value ratio of 47%, bears interest at a market rate, and at June 30, 2012 was performing in accordance with their terms.  In addition, at June 30, 2012, we had one one- to four-family residential real estate loan totaling $67,000 classified as troubled debt restructuring.  This loan has a loan-to-value ratio of 46%, bears interest at a market rate, and at June 30, 2012 was performing in accordance with their terms.  At June 30, 2012, there were no properties classified as non-accrual or as real estate owned.

	At June 30,
	2012	2011
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$—	$70
Multi-family	—	—
Non-residential	—	—
Construction	—	—
Total real estate loans		70
Commercial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	$—	$70

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Non-residential	—	—
Construction	—	—
Total real estate loans	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	—	—
Total of non-accrual and 90 days or more past due loans	$—	$70

Other nonperforming assets (1)	—	—
Total nonperforming assets	$—	$70

Total nonperforming loans to total loans	—%	0.18%
Total nonperforming assets to total assets	—%	0.16%

(1)                                  Consists of other real estate owned.

There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the year ended June 30, 2012 and the year ended June 30, 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $0 and $800, respectively.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At June 30,
	2012	2011
	(Dollars in thousands)

Allowance at beginning of period	$221	$191
Provision for loan losses	48	30
Charge offs:
Real estate loans
One- to four-family	14	—
Multi-family	—	—
Non-residential real estate	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—
Total charge-offs	$14	$—

Recoveries:
Real estate loans
One- to four-family	—	—
Multi-family	—	—
Non-residential real estate	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—
Total recoveries	$—	$—
Net charge-offs (recoveries)	$14	$—

Allowance at end of period	$255	$221

Allowance to nonperforming loans	—%	316.85%
Allowance to total loans outstanding at the end of the period	0.72%	0.59%
Net charge-offs (recoveries) to average loans outstanding during the period	0.04%	—%

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

	At June 30,
	2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$227	89.02%	73.25%	$186	84.16%	73.87%
Multi-family	—	—	0.81	—	—	0.63
Non-residential real estate	14	5.49	21.03	25	11.31	20.36
Construction	—	—	—	1	0.45	1.07
Total real estate loans	241	94.51%	95.09%	212	95.92%	95.93%
Commercial loans	2	0.78	1.40	2	0.91	1.29
Consumer loans	4	1.57	3.51	3	1.36	2.78
Unallocated	8	3.14	—	4	1.81	—
Total allowance for loan losses	$255	100.00%	100.00%	$221	100.00%	100.00%

At June 30, 2012, our allowance for loan losses represented 0.72% of total loans and 0.00% of nonperforming loans.  The allowance for loan losses increased to $255,000 at June 30, 2012 from $221,000 at June 30, 2011, due to a provision for loan losses of $48,000, offset by charge-offs of $14,000.

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

At June 30, 2012, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities.  As of June 30, 2012, we held no asset-backed securities other than residential mortgage-backed securities.  Our current policy does not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

At June 30, 2012, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

At June 30, 2012, the holding company had $1.0 million of the proceeds from the stock offering in a savings account at the Bank.  Due to the current low interest rate environment, the Bank has deposited these proceeds in Federal Home Loan Bank overnight funds and intends to use the funds for lending activities and reduce Federal Home Loan Bank advances as they mature.

Securities Portfolio.  At June 30, 2012, our U.S. Government and federal agency securities portfolio totalled $1.2 million, $697,000 of which was classified as available-for-sale.  We maintain an available-for-sale securities portfolio, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Residential Mortgage-Backed Securities.  At June 30, 2012, our residential mortgage-backed securities portfolio had an amortized cost of $544,000, all of which was classified as held to maturity.  Residential mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of residential mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in residential mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Versailles Savings and Loan Company.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.  Ginnie Mae, a United States Government agency, and government sponsored entities, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors.  Residential mortgage-backed securities are more liquid than individual mortgage loans because there is an active trading market for such securities.  In addition, residential mortgage-backed securities may be used to collateralize our borrowings.  Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.

Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

AMF Short U.S. Government Fund.  At June 30, 2012, our mutual fund portfolio totaled $697,000, all of which was classified as available-for-sale and all of which was invested in the AMF Short U.S. Government Fund, a fund that invests primarily in mortgage-related securities. At June 30, 2012, the fund had an unrealized gain of $3,000.

Restricted Equity Securities. We invest in the common stock of the Federal Home Loan Bank of Cincinnati.  Stock of the Federal Home Loan Bank of Cincinnati is carried at cost and classified as restricted equity securities.  We periodically evaluate these shares of common stock for impairment based on ultimate recovery of par value.

Securities Portfolio Composition.  The following table sets forth the composition of our securities portfolio at the dates indicated.

	At June 30,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
Total debt securities	—	—	—	—
Mutual fund (1)	694	697	694	699
Total available for sale	694	697	694	699

Securities held to maturity:
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	544	577	694	730
Total held to maturity	544	577	694	730

Total	$1,238	$1,274	$1,388	$1,429

(1)   Consists of AMF Short US Government Fund

Securities Portfolio Maturities and Yields.  The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at June 30, 2012.  Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	No Stated Maturity		One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Total debt securities	—	—	—	—	—	—	—	—	—	—	—	—
Mutual fund (1)	694	2.13	—	—	—	—	—	—	—	—	694	2.13
Total available for sale	$694	2.13%	$—	—%	$—	—%	$—	—%	$—	—%	$694	2.13%

Securities held to maturity:
U.S. Government agencies	$—	—%	$—	—%	$—	—%	$—	—	$—	—%	$—	—%
Mortgage-backed securities	—	—	—	—	—	—	183	4.50%	361	2.33	544	3.06
Total held to maturity	—	—	—	—	—	—	183	4.50	361	2.33	544	3.06

Total	$694	2.13%	$—	—%	$—	—%	$183	4.50%	$361	2.33%	$1,238	2.54%

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Savings/checking accounts	$10,226	36.75%	$8,970	33.88%
Certificates of deposit	17,600	63.25%	17,506	66.12%
Total	$27,826	100.00%	$26,476	100.00%

As of June 30, 2012, the aggregate amount of our outstanding certificate of deposit in amounts greater than $100,000 was approximately $3.5 million.  The following table sets forth the maturity of these certificates as of June 30, 2012.

Certificates of Deposit
(In thousands)
Maturity Period:
Three months or less	$632
Over three through six months	—
Over six through twelve months	1,291
Over twelve months	1,531
Total	$3,454

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At June 30,
	2012	2011
	(In thousands)

Interest Rate:
1% or less	$7,724	$5,124
1.01% - 2.00%	7,928	10,126
2.01% - 3.00%	1,735	1,670
3.01% - 4.00%	213	303
4.01% - 6.00%	—	283

Total	$17,600	$17,506

The following table sets forth the amount and maturities of our time deposits at June 30, 2012.

	At June 30, 2012
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Interest Rate:
1% or less	$3,628	$3,557	$507	$32	$7,724	43.88%
1.01% - 2.00%	4,860	2,281	409	378	7,928	45.05
2.01% - 3.00%	567	585	187	396	1,735	9.86
3.01% - 4.00%	213	—	—	—	213	1.21
4.01% - 6.00%	—	—	—	—	—	—

Total	$9,268	$6,423	$1,103	$806	$17,600	100.00%

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

From time to time during recent years, we have utilized short-term borrowings to fund loan demand.  To a limited extent, we have also used borrowings where market conditions permit us to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost.  Finally, from time to time, including during the fiscal year ended June 30, 2012, we have obtained advances with longer terms for asset and liability management purposes.

Our borrowings currently consist primarily of advances from the Federal Home Loan Bank of Cincinnati.  At June 30, 2012, we had access to additional Federal Home Loan Bank advances of up to $11.4 million.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the noted year.

	At or for the Year Ended June 30,
	2012	2011
	(Dollars in thousands)

Maximum amount at any month end:
FHLB advances	$7,000	$7,500
Average amount outstanding during the period:
FHLB advances	6,250	6,292
Weighted average interest rate during the period:
FHLB advances	2.63%	3.41%
Balance outstanding at end of period:
FHLB advances	$5,000	$6,000
Weighted average interest rate at end of period:
FHLB advances	2.53%	3.01%

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

Personnel

As of June 30, 2012, we had 8 full-time employees and one seasonal part-time employee.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

As a savings and loan holding company, Versailles Financial Corporation was required by federal law to report to, and otherwise comply with, the rules and regulations of, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) for the fiscal year ended June 30, 2012.

Versailles Savings and Loan Company was subject to examination, regulation and supervision by the Ohio Division of Financial Institutions (the “DIF”) and the Federal Deposit Insurance Corporation (the “FDIC”) for the fiscal year ended June 30, 2012.  This regulation and supervision structure establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, the banking system and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Versailles Savings is also a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Versailles Savings is also currently regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters.  The DIF and the FDIC examine Versailles Savings and prepare reports for the consideration of its Board of Directors on any operating deficiencies.  Versailles Savings’ relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Versailles Savings’ loan documents.

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

New Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) is significantly changing the current bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies.  Effective July 21, 2011, the Dodd-Frank Act eliminated the Office of Thrift Supervision, the former primary federal regulator of Versailles Financial Corporation and Versailles Savings and Loan Company, and required Versailles Savings and Loan Company to be regulated by the FDIC (the primary federal regulator for state non-member banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies like Versailles Financial Corporation, in addition to bank holding companies that it regulates.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Versailles Financial Corporation, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation required that originators of securitized loans retain a percentage of risk for transferred loans, directed the Federal Reserve Board to regulate the pricing of certain debit and interchange fees and contained a number of reforms related to mortgage origination.

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

Federal Banking Regulation

Capital Requirements.  Federal regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank.  In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

The federal banking regulators have recently issued proposed rules that, if adopted, will significantly increase regulatory capital requirements.  Among other things, the proposed rules would introduce a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets be at least 4.5% and increase the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets.  There would also be a new “capital conservation buffer” that would require an institution to hold an additional 2.5% of common equity tier 1 capital to risk-based assets in order to avoid restriction on dividends and executive compensation.  The proposed rules would also impose stricter capital deduction requirements and revise the current risk-weighting categories.  The new requirements would be phased in over a period of several years if the proposed rules are finalized and adopted.

At June 30, 2012, Versailles Savings’ capital exceeded all applicable requirements.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”

Loans to One Borrower.  Generally, an Ohio savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of June 30, 2012, Versailles Savings’ largest lending relationship with a single or related group of borrowers totalled $625,000, which represented 6.6% of unimpaired capital and surplus.  Therefore, Versailles Savings was in compliance with the loans-to-one borrower limitations.

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

A savings and loan association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act.  In addition, the Dodd-Frank Act made non-compliance with the QTL test subject to agency enforcement action for a violation of law.  At June 30, 2012, Versailles Savings maintained approximately 85.2% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions.  Federal regulations govern capital distributions by a savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account.  A savings and loan association must file an application with the FDIC for approval of a capital distribution if:

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

Regardless of whether an application is otherwise required, every savings and loan association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

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

Liquidity.  A savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater.  At June 30, 2012, this ratio was 30.9%.

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

Enforcement.  The FDIC has federal enforcement responsibility over state savings and loan associations, including the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The FDIC also has the authority to terminate deposit insurance.

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

Prompt Corrective Action Regulations.  The FDIC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized.  A savings institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the FDIC is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized, or the amount necessary to restore the savings institution to adequately capitalized status.  This guarantee remains in place until the savings institution has been notified that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the FDIC has the authority to require payment and collect payment under the guarantee.  Various restrictions, such as on capital distributions and growth, also apply to “undercapitalized” institutions.  The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The recently proposed rules discussed under “—Capital Requirements” that would increase regulatory capital requirements would, if adopted, adjust the prompt corrective action categories accordingly.

At June 30, 2012, Versailles Savings met the criteria for being considered “well-capitalized.” See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors.  Rates are based on each institution’s risk category and certain specified risk adjustments.  Stronger institutions pay lower rates while riskier institutions pay higher rates.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits.  The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.  Deposit assessments were prepaid in December 2009 for the fourth quarter of 2009 and for calendar years 2010 through 2012.  Estimated assessments were based on certain assumptions specified by the FDIC, including a 5% annual growth rate.  Prepaid assessments are to be applied against actual assessments until the prepaid assessments are exhausted.  Unused prepayments will be returned to the institutions on June 30, 2013.  We recorded the prepayment of assessments as a prepaid expense, which is being amortized to expense over three years.  Our prepayments amount was $92,562.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and

Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2012, the annualized Financing Corporation assessment was equal to 0.66 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

The FDIC has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Versailles Savings and Loan Company.  Management cannot predict what assessment rates will be in the future.

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

Federal Home Loan Bank System.  Versailles Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Cincinnati, Versailles Savings is required to acquire and hold shares of capital stock therein.  As of June 30, 2012, Versailles Savings and Loan Company was in compliance with this requirement.

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

•                                          Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

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

Holding Company Regulation

General.  Versailles Financial Corporation is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, Versailles Financial Corporation is a registered savings and loan holding company and is subject to federal regulations, examinations, supervision and reporting requirements of the Federal Reserve Board.  In addition, the Federal Reserve Board has enforcement authority over Versailles Financial Corporation and its non-savings institution subsidiaries.  Among other things, this authority permits the regulators to restrict or prohibit activities that are determined to be a serious risk to Versailles Savings.

Permissible Activities.  Under present law, the business activities of Versailles Financial Corporation are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  The Dodd-Frank Act added the requirement that, in order for a savins and loan holding company to use the financial holding company authority, it must meet the qualitative criteria necessary for a bank holding company to engage in such activities.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior regulatory approval, and certain additional activities authorized by federal regulations.

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

Capital.  Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which would exclude instruments such as trust preferred securities and cumulative preferred stock.  Instruments issued before May 19, 2010 are grandfathered for companies of consolidated assets of $15 billion or less.  Holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 receive a five year phase-in from the July 21, 2010 date of enactment of the Dodd-Frank Act.  The recently proposed rules discussed under “—Federal Banking Regulation—Capital Requirements” that would increase regulatory capital requirements would, if adopted, apply regulatory capital requirements to savings and loan holding companies as required by the Dodd-Frank Act.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends.  The Federal Reserve Board has issued policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary institution becomes undercapitalized.  The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Versailles Financial Corporation to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.  As noted under “—Federal Banking Regulation—Capital Distributions,” Versailles Savings is required to file a notice with the Federal Reserve Board prior to paying a dividend to Versailles Financial Corporation.

Acquisition.  Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company.  A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock.  Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2012, Versailles Savings and Loan Company had no net operating loss carryforward for federal income tax purposes.

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

ITEM 1B.                                    Unresolved Staff Comments

None.

ITEM 2.                                             Properties

Until recently, we conducted business out of our 2,875 square foot main office located at 27 East Main Street, Versailles, Ohio.  We have owned the property since 1955, and, as of June 30, 2012, the net book value of this property was $7,000.  Subsequent to June 30, 2012, we listed this property with a realtor in August 2012.  On May 21, 2012, we opened our new 5,300 square foot home office at 10413 Kley Road, Versailles, Ohio.  At June 30, 2012, the net book value of this property was $1.4 million.

ITEM 3.                                             Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At June 30, 2012, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                                             Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                                             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.  Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “VERF.”  The approximate number of holders of record of Versailles Financial Corporation common stock as of August 31, 2012 was 232.  Certain shares of Versailles Financial Corporation common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by Over-the-Counter Bulletin Board.  The high and low “bid” price, as required to be disclosed by Regulation S-K, is not available because, to date, either there were not two-sided quotes by market makers, which is the minimum required to calculate a priced bid and ask, or there was only one market maker with a two-sided quote. For certain quarters there were no trades in our common stock.

	Prices of Common Stock
	High	Low
Quarter Ended
June 30, 2012	$12.50	$12.50
March 31, 2012	—	—
December 31, 2011	12.55	10.20
September 30, 2011	13.20	12.55

	Prices of Common Stock
	High	Low
Quarter Ended
June 30, 2011	$14.00	$13.00
March 31, 2011	18.00	12.00
December 31, 2010	—	—
September 30, 2010	—	—

Dividends.  Versailles Financial Corporation can pay dividends on its common stock if, after giving effect to the distribution, (1) it would be able to pay its indebtedness as the indebtedness comes due in the usual course of business, (2) its total assets exceed the sum of its liabilities and (3) the amount needed, if Versailles Financial Corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution.  The holders of common stock of Versailles Financial Corporation will be entitled to receive and share equally in dividends as may be declared by our Board of Directors out of funds legally available therefore.  If Versailles Financial Corporation issues shares of preferred stock, the holders thereof may have a priority over the holders of the common stock with respect to dividends. The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  To date, the Board has not determined to declare or pay cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including the following:

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

Equity Compensation Plans.  The following table sets forth information about the shares of Voting Stock authorized for issuance under equity compensation plans as of June 30, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	59,850
Equity compensation plans not approved by security holders	—	—	—
Total

In addition, as of June 30, 2012, 3,420 shares had been allocated to participants under the Employee Stock Ownership Plan.

Issuer Repurchases.  During the quarter ended June 30, 2012, we did not repurchase any shares of our common stock.

Sales of Unregistered Securities.  During the quarter ended June 30, 2012, we did not offer or sell any unregistered securities.

ITEM 6.                                             Selected Financial Data

Not required, as the Registrant is a smaller reporting company.

ITEM 7.                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at June 30, 2012 and our results of operations for the years ended June 30, 2012 and 2011. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in this annual report.

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

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy.  Highlights of our current business strategy include the following:

•                                          Continue to Focus on Residential Lending.  We have been and will continue to be primarily a one- to four-family residential mortgage lender for borrowers in our market area.  As of June 30, 2012, $26.2 million, or 73.3%, of our total loan portfolio consisted of one- to four-family residential mortgage loans.  Although we have historically retained in our portfolio all loans that we originate, we will consider in the future whether to hold our originated mortgage loans for investment or to sell the loans to investors, choosing the strategy that we believe is most advantageous to us from a profitability and risk management standpoint.

•                                          Increase Non-residential Real Estate Lending.  While we will continue to emphasize one- to four-family residential mortgage loans, we also intend to continue to increase our originations of non-residential real estate loans in order to increase the yield of, and reduce the term of, our total loan portfolio.  We originated $1.0 million of non-residential real estate during the year ended June 30, 2012.  At June 30, 2012, $7.5 million, or 21.0%, of our total loan portfolio consisted of non-residential real estate loans.

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

•                                          Build a Larger Home Office Location and Provide Banking Relationships to a Larger Base of Customers. We were established in 1887 and have been operating continuously in Darke County since that time. Our share of FDIC-insured deposits in Darke County as of June 30, 2011 (the latest date for which such information is available) was 2.8%. We will seek to expand our customer base by offering additional services, such as drive-through windows and ATMS, at our new, larger home office in Versailles.  In this way, we can offer our products and services to the new base of customers, by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•                                          Offer New Deposit Products.  We have expanded our menu of products to include money market deposit accounts and checking accounts.  These products will provide a lower cost funding source and a new source of non-interest income.

•                                          Maintain Strong Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets totaled $0 at June 30, 2012.  .

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

General.  Our total assets increased $0.8 million, or 1.7%, to $45.3 million at June 30, 2012 from $44.5 million at June 30, 2011.  The increase was due to a cash inflow from deposits and loan repayments which exceeded cash outflow for repayment of a maturing FHLB advance and investment in fixed assets for our new office facility.  Cash and cash equivalents increased $0.8 million, or 21.4%, to $4.9 million at June 30, 2012 from $4.1 million at June 30, 2011.  Interest bearing time deposits in other financial institutions increased $0.5 million, or 185.3%, to $0.8 million at June 30, 2012 from $0.3 million at June 30, 2011.  Fixed assets increased $1.2 million, or 497.8%, to $1.5 million at June 30, 2012 from $0.3 million at June 30, 2011.  Deposits increased $1.3 million, or 5.1%, to $27.8 million at June 30, 2012 from $26.5 million at June 30, 2011.  Loans decreased $2.0 million, or 5.4%, to $35.5 million at June 30, 2012 from $37.5 million at June 30, 2011.  FHLB advances decreased $1.0 million, or 16.7%, to $5.0 million at June 30, 2012 from $6.0 million at June 30, 2011.

Loans.  A decrease in net loans reflected diminished demand for loans in our market area coupled with accelerated prepayments by existing customers.  The largest reduction in our loan portfolio during the year ended June 30, 2012 was in one- to four-family residential real estate, which decreased $1.6 million, or 5.8%, to $26.2 million at June 30, 2012 from $27.8 million at June 30, 2011.  Originations of $5.9 million during the year ended June 30, 2012 were offset by repayments of $7.5 million during that period.  Construction real estate loans decreased $0.4 million, or 100.0%, to $0.0 million at June 30, 2012 from $0.4 million at June 30, 2011.

Investments.  Investment securities decreased $152,000, or 10.9%, to $1.2 million at June 30, 2012 from $1.4 million at June 30, 2011, as satisfactory yields were not available in the current low interest rate environment.  Net pay-downs in government sponsored mortgage-backed securities represented the $0.2 million decrease in investment securities.  Interest-bearing time deposits with other banks increased $0.5 million, or 185.3%, to $0.8 million at June 30, 2012 from $0.3 million at June 30, 2011.

Cash and Cash Equivalents.  Cash and cash equivalents increased $0.8 million, or 21.4%, to $4.9 million at June 30, 2012 from $4.1 million at June 30, 2011.  The increase in cash and cash equivalents was due to cash inflow from deposits and loan repayments which exceeded cash outflow for loans being generated, repayment of a maturing FHLB advance and investment in fixed assets for our new office facility.

Premises and equipment.  Fixed assets increased $1.2 million, or 497.8%, to $1.5 million at June 30, 2012 from $0.3 million at June 30, 2011.  We constructed a new larger home office, which opened for business on May 21, 2012, and implemented expanded services for the year ended June 30, 2012.  We expect to incur increased expenses related to the operation of the new larger facility and expanded services commencing in the year ended June 30, 2012 and thereafter.

Deposits.  Deposits increased $1.3 million, or 5.1%, to $27.8 million at June 30, 2012 from $26.5 million at June 30, 2011.  The increase in deposits was due to an increase in regular savings to $10.2 million at June 30, 2012 from $9.0 million at June 30, 2011 coupled with an increase in certificates of deposits to $17.6 million at June 30, 2012 from $17.5 million at June 30, 2011.  Some investors shifted funds to deposit products from equity-based investments, given the continued volatility in the stock markets during the year.  The increase in deposits was primarily used for repayment of a maturing FHLB advance.  We generally do not accept brokered deposits and no brokered deposits were accepted during the year ended June 30, 2012.

Borrowings.  The outstanding balance of Federal Home Loan Bank of Cincinnati advances decreased $1.0 million, or 16.7%, to $5.0 million at June 30, 2012 from $6.0 million at June 30, 2011.  During the year two advances matured and were repaid, the advances were $1.0 million each with interest rates of 4.39% and 2.00%.  These repayments were partially offset by a new fixed rate term advance of $1.0 million with an interest rate of 1.02%, due July, 2014.

In keeping with our efforts to manage our exposure to changes in interest rates, our borrowings from the Federal Home Loan Bank of Cincinnati at June 30, 2012 consisted of advances with laddered terms of up to five years.

Equity.  Total equity decreased $57,000, or 0.5%, to $10.9 million at June 30, 2012 from $11.0 million at June 30, 2011.  The $57,000 decrease in equity resulted from the $156,000 in net income for the year offset by the $214,000 increase in the accumulated other comprehensive loss primarily associated with the funded status of our pension plan.  Our benefits obligations increased due to increase in actuarial loss.

Comparison of Operating Results for the Years Ended June 30, 2012 and June 30, 2011

General.  Net income decreased $55,000, or 26.2%, to $156,000 for the year ended June 30, 2012 from $211,000 for the year ended June 30, 2011.  The decrease reflected a $36,000 decrease in net interest income, additional provision for loan losses of $18,500, and an increase in noninterest expense of $27,700, offset by a reduction in income tax expense of $27,200.

Interest Income.  Interest and dividend income decreased $130,000, or 6.3%, to $1.9 million at June 30, 2012 from $2.0 million at June 30, 2011.  Average interest-earning assets increased $813,000, or 1.9%, to $43.2 million for the year ended June 30, 2012 from $42.4 million for the year ended June 30, 2011, offset by a decrease in the average yield on interest-earning assets to 4.44% for the year ended June 30, 2012 from 4.84% for the year ended June 30, 2011.

Interest income on loans decreased $116,000, or 5.9%, to $1.9 million for the year ended June 30, 2012 from $2.0 million at June 30, 2011.  The decrease in the average balance of loans to $36.3 million from $37.2 million was coupled with lower average yields on such balances, to 5.12% in fiscal 2012 from 5.30% in fiscal 2011.  The lower yields reflect the continued low interest rate environment.

Interest income on investment securities decreased to $32,000 for the year ended June 30, 2012 from $42,000 for the year ended June 30, 2011, reflecting a decrease in the average balance of such securities to $1.3 million in 2012 from $1.5 million in 2011, as well as a decrease in the average yield on available for sale securities to 1.93% from 2.30% and a decrease in the average yield on held to maturity securities to 3.09% from 3.38%.

Interest Expense.  Interest expense decreased $93,000, or 17.8%, to $429,000 for the year ended June 30, 2012 from $522,000 for the year ended June 30, 2011.  The decrease reflected a 35 basis point decrease in the average rate paid on deposits, including certificates of deposit and Federal Home Loan Bank borrowings, to 1.27% for the year ended June 30, 2012 from 1.62% for the year ended June 30, 2011, augmented by the decrease in the average balance of borrowings, which more than offset the increase in the average balance of savings deposits.

Interest expense on certificates of deposit decreased $44,000, or 14.9%, to $252,000 for the year ended June 30, 2012 from $296,000 for the year ended June 30, 2011.  This was primarily due to a decrease in the average cost of such certificates to 1.41% in fiscal 2012 from 1.68% in fiscal 2011 which more than offset the increase in the average balance of such certificates to $17.9 million for the year ended June 30, 2012 from $17.6 million for the year ended June 30, 2011.  The decrease in the average cost of our certificates of deposit is due to the low interest rate environment.  New and renewed certificates of deposit are being issued at lower interest rates than the interest rates on maturing certificates.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased $51,000, or 23.7%, to $164,000 for the year ended June 30, 2012 from $215,000 for the year ended June 30, 2011.  The average balance of such borrowings remained unchanged at $6.3 million for the years ended June 30, 2012 and 2011.  The decrease in interest expense was the result of a decrease in the weighted average rate paid on such borrowings to 2.63% for the year ended June 30, 2012 from 3.41% for the year ended June 30, 2011.

Net Interest Income.  Net interest income decreased $36,000, or 2.4%, for the year ended June 30, 2012 from the year ended June 30, 2011.  This reflected a decrease in our interest rate spread to 3.17%

from 3.22%, and a decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 128.17% from 131.24%.  Our net interest margin decreased to 3.45% from 3.60%.

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

We recorded a provision for loan losses of $48,500 for the year ended June 30, 2012 compared to $30,000 for the year ended June 30, 2011.  The increase in 2012 compared to 2011 was due to continued high unemployment rates and economic uncertainty both locally and nationally.  The allowance for loan losses was $255,000, or 0.72% of total loans, at June 30, 2012, compared to $221,000, or 0.59% of total loans at June 30, 2011.  Total nonperforming loans were $0 at June 30, 2012, compared to $70,000 at June 30, 2011.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all probable incurred credit losses for the years ended June 30, 2012 and 2011.

Noninterest Income.  Our noninterest income decreased to $5,000 for the year ended June 30, 2012 from $7,000 for the year ended June 30, 2011.  The decrease in noninterest income was primarily attributable no real estate owned during 2012.  During 2011, we recognized $1,400 in income from the operation of real estate owned.  Service fees on savings accounts decreased to $1,200 for the year ended June 30, 2012 from $1,700 for the year ended June 30, 2011.

Noninterest Expense.  Noninterest expense increased $28,000, or 2.3%, to $1.210 million for the year ended June 30, 2012 from $1.182 million for the year ended June 30, 2011.  Salaries and employee benefits expense decreased $20,000, or 3.4% to $571,000 at June 30, 2012 from $591,000 at June 30, 2011.  Specifically, pension expense decreased $20,000 for the year ended June 30, 2012 based on an actuarial analysis of the pension assets and benefit obligation for the period.  Occupancy and equipment costs decreased $5,000, or 12.8%, to $30,000 at June 30, 2012 from $35,000 at June 30, 2011 due to fewer repairs on fully depreciated older equipment as it was replaced with new equipment that was capitalized and will be depreciated over its useful life.  As a result of expenses associated with compliance with the federal securities laws, our legal, accounting and examination expense increased $24,000, or 10.5%, to $253,000 for the year ended June 30, 2012 from $229,000 for the year ended June 30, 2011.  Data processing fees increased $18,000, or 25.2%, to $92,000 for the year ended June 30, 2012 from $74,000 for the year ended June 30, 2011 with the implementation of new products and services, including checking accounts, debit cards, automatic teller machines and night depository services, during the year ended June 30, 2012.  Franchise taxes increased $12,000, or 13.5%, to $104,000 for the year ended June 30, 2012 from $92,000 for the year ended June 30, 2011 due to an increase in the net worth of the bank for the calendar year ended December 31, 2011.

Income Tax Expense.  The provision for income taxes was $79,000 for the year ended June 30, 2012 compared to $106,000 for the year ended June 30, 2011, reflecting a decrease in pretax income.  Our effective tax rate was 33.69% for the year ended June 30, 2012 compared to 33.52% for the year ended

June 30, 2011.  The increase in our effective tax rate for 2012 was primarily attributable to the level of tax exempt interest income in comparison to pre-tax income.

Comprehensive Income (Loss). The components of other comprehensive income (loss) include unrealized holding gains and losses on available for sale securities, unrealized losses on defined benefit pension plan, the amortization of unrecognized net loss for the defined benefit pension plan, and the amortization of prior service cost for both the defined benefit pension plan and the supplemental retirement plans.  Other comprehensive loss increased due to an after-tax loss of $(214,000) for the year ended June 30, 2012 compared to a gain of $175,000 for the year ended June 30, 2011.  The increase in other comprehensive loss primarily reflected the loss in value of the defined benefit pension plan, which had unrealized losses of $(349,000) for the year ended June 30, 2012, compared to unrealized gains of $228,000 for the year ended June 30, 2011.

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

			For the year ended June 30,
	At June 30, 2012		2012			2011
	Actual Balance	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$35,489	5.06%	$36,259	$1,857	5.12%	$37,246	$1,973	5.30%
Investment securities available for sale	697	2.13%	699	13	1.93%	703	16	2.30%
Investment securities held to maturity	544	3.06%	609	19	3.09%	770	26	3.38%
FHLB stock	397	4.25%	397	17	4.20%	397	17	4.37%
Other interest-earning assets	4,571	0.28%	5,198	12	0.23%	3,233	15	0.47%
Total interest-earning assets	41,698	4.46%	43,162	1,918	4.44%	42,349	2,047	4.84%

Noninterest-earning assets	3,562		2,629			1,851
Total assets	$45,260		$45,791			$44,200

Liabilities and equity:
Interest-bearing liabilities:
Savings/checking deposits	$10,226	0.13%	$9,564	$13	0.14%	$8,343	$11	0.14%
Certificates of deposit	17,600	1.24%	17,858	252	1.41%	17,627	296	1.68%
Total interest-bearing deposits	27,826	0.83%	27,422	265	0.97%	25,970	307	1.19%

FHLB advances	5,000	2.53%	6,250	164	2.63%	6,292	215	3.41%
Total interest-bearing liabilities	32,826	1.09%	33,672	429	1.27%	32,262	522	1.62%

Other noninterest-bearing liabilities	1,482		1,045			1,223
ESOP repurchase obligation	41		30			13

Total shareholders’ equity	10,911		11,044			10,702
Total liabilities and equity	$45,260		$45,791			$44,200

Net interest income	$1,489			$1,489			$1,525
Interest rate spread					3.17%			3.22%
Net interest margin					3.45%			3.60%
Average interest-earning assets to average interest-bearing liabilities			128.17%			131.24%

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

2012 Compared to 2011

	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$(52)	$(64)	$(116)
Investment securities available for sale	—	(3)	(3)
Investment securities held to maturity	(5)	(2)	(7)
FHLB stock	—	—	—
Other interest-earning assets	7	(10)	(3)
Total	(50)	(79)	(129)

Interest expense:
Savings/checking deposits	2	—	2
Certificates of deposit	3	(47)	(44)
FHLB advances	(1)	(50)	(51)
Total	4	(97)	(93)
Decrease in net interest income	$(54)	$18	$(36)

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

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates.  We have utilized a net portfolio value (“NPV”) model to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve.  The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV.  Set forth below is an analysis of the changes to the economic value of our equity that would occur to our NPV as of June 30, 2012 in the event of designated changes in the United States treasury yield curve.  At June 30, 2012, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

Change in		Net Portfolio Value (Dollars in thousands)			NPV as % of PV of Assets
Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	7,804	(1,629)	(17)%	18.68%	(180	) bp
+200	bp	8,334	(1,099)	(12)%	19.04%	(144	) bp
+100	bp	8,912	(521)	(6)%	19.73%	(75	) bp

0	bp	9,433	—	—	20.48%	—

-100	bp	9,767	334	4%	21.08%	60	bp

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) cash flows provided by investing activities, and (iii) cash flows provided by financing activities. Net cash flows from operating activities were $240,000 for the year ended June 30, 2012 and $525,000 for the year ended June 30, 2011.  The increase was primarily the result of changes in the composition of other assets and other liabilities.  Net cash from investing activities consisted primarily of disbursements for loan originations and fixed asset purchases, offset by principal collections on loans, proceeds from maturation of securities and proceeds from the sale of real estate owned. Net cash flows from investing activities were $281,000 for the year ended June 30, 2012 and $(366,000) for the year ended June 30, 2011.  Net cash flows from financing activities were $350,000 for the year ended June 30, 2012 and $(961,000) for the year ended June 30, 2011.  The changes in net cash flows provided by financing activities for 2012 were primarily due to the increase in deposits and net decrease in advances from the Federal Home Loan Bank of Cincinnati.  The changes in net cash flows provided by financing activities for 2011 were primarily due to the increase in deposits and net decrease in advances from the Federal Home Loan Bank of Cincinnati.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2012 and June 30, 2011, cash and short-term investments totaled $4.9 million and $4.1 million, respectively.  We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At June 30, 2012 and June 30, 2011, we had outstanding commitments to originate loans of $492,000 and $161,000, respectively, and unfunded commitments under lines of credit and standby letters of credit of $0 and $0, respectively.  We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows.  Certificates of deposit scheduled to mature in one year or less from June 30, 2012 totaled $9.3 million. Management believes, based on past experience, a significant portion of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2012, we had $5.0 million in outstanding advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $11.4 million.

We are subject to various regulatory capital requirements. At June 30, 2012, we were in compliance with all applicable capital requirements. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 of the Notes to our Consolidated Financial Statements.  The following table sets forth our capital ratios and the regulatory requirements at the dates indicated.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012:
Total capital (to risk-weighted assets)	$10,217	38.2%	$2,677	10.0%
Tier I (core) capital (to risk-weighted assets)	9,961	37.2	1,606	6.0
Tier I (core) capital (to adjusted total assets)	9,961	22.1	2,253	5.0
Tangible capital (to adjusted total assets)	9,961	22.1		N/A

June 30, 2011:
Total capital (to risk-weighted assets)	$9,905	38.1%	$2,602	10.0%
Tier I (core) capital (to risk-weighted assets)	9,685	37.2	1,561	6.0
Tier I (core) capital (to adjusted total assets)	9,685	21.8	2,225	5.0
Tangible capital (to adjusted total assets)	9,685	21.8		N/A

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

For fiscal year 2012 and 2011, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

VERSAILLES FINANCIAL CORPORATION

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Versailles Financial Corporation

Versailles, Ohio

We have audited the accompanying balance sheets of Versailles Financial Corporation as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

September 28, 2012

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and June 30, 2011

	2012	2011
ASSETS
Cash and cash equivalents due from financial institutions	$2,241,915	$2,371,401
Overnight deposits	2,700,000	1,700,000
Total cash and cash equivalents	4,941,915	4,071,401
Interest-bearing time deposits in other financial institutions	833,000	292,000
Securities, available-for-sale	697,042	699,297
Securities held to maturity (fair value of $576,957 at June 30, 2012 and $729,604 at June 30, 2011)	544,025	693,918
Federal Home Loan Bank stock	397,500	397,500
Loans, net of allowance of $255,432 and $220,817	35,489,351	37,514,804
Premises and equipment, net	1,548,882	259,116
Accrued interest receivable	92,679	122,997
Other assets	715,517	454,526

Total assets	$45,259,911	$44,505,559

LIABILITIES
Savings and checking accounts	$10,225,442	$8,970,233
Certificates of deposit	17,600,303	17,505,499
Total deposits	27,825,745	26,475,732
Federal Home Loan Bank advances	5,000,000	6,000,000
Other liabilities	1,482,269	1,039,362

Common stock in ESOP subject to repurchase obligation	41,313	22,230

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 427,504 shares issued	4,275	4,275
Additional paid-in capital	3,778,470	3,794,894
Retained earnings	8,321,153	8,165,438
Treasury stock, 35,460 shares, at cost	(354,600)	(354,600)
Unearned employee stock ownership plan shares	(299,250)	(316,350)
Accumulated other comprehensive loss	(539,464)	(325,422)
Total shareholders’ equity	10,910,584	10,968,235

Total liabilities and shareholders’ equity	$45,259,911	$44,505,559

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30, 2012 and 2011

	2012	2011
Interest and dividend income
Loans, including fees	$1,857,060	$1,972,913
Securities available for sale	13,364	15,975
Securities held to maturity	18,823	25,992
FHLB dividends	16,681	17,387
Deposits with banks	11,881	15,111
Total interest and dividend income	1,917,809	2,047,378

Interest expense
Deposits	264,858	307,789
Federal Home Loan Bank advances	164,366	214,681
Total interest expense	429,224	522,470

Net interest income	1,488,585	1,524,908

Provision for loan losses	48,500	30,000

Net interest income after provision for loan losses	1,440,085	1,494,908

Noninterest income
Other income	5,253	6,897
Loss on sale of other real estate owned	—	(764)
Loss on sale/disposal premises and equipment	(637)	(1,687)
Total noninterest income	4,616	4,446

Noninterest expense
Salaries and employee benefits	571,198	591,328
Occupancy and equipment	30,297	34,756
Directors’ fees	61,200	60,000
Data processing	92,189	73,659
Franchise taxes	103,878	91,508
Legal, accounting and exam fees	253,648	229,458
Federal deposit insurance	20,300	21,600
Other	77,176	79,885
Total noninterest expense	1,209,886	1,182,194

Income before income taxes	234,815	317,160
Income tax expense	79,100	106,300

Net income	$155,715	$210,860

Earnings per common share	$0.39	$0.53

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended June 30, 2012 and 2011

	2012	2011

Net income	$155,715	$210,860

Other comprehensive income (loss):
Unrealized holding losses on available for sale securities	(2,255)	(8,272)
Reclassification adjustments for gains (losses) later recognized in income	—	—
Net unrealized losses on available for sale securities	(2,255)	(8,272)
Tax effect	767	2,812
Net of tax amount	(1,488)	(5,460)

Unrealized gains (losses) on defined benefit pension plan	(349,394)	228,215
Amortization of unrecognized net loss for defined benefit pension plan	18,927	30,845
Amortization of prior service cost for defined benefit pension plan	2,898	2,898
Amortization of prior service cost for supplemental retirement plan	5,518	11,042
Net unrealized gains (losses) on defined benefit pension and supplemental retirement plans	(322,051)	273,000
Tax effect	109,497	(92,820)
Net of tax amount	(212,554)	180,180

Other comprehensive income (loss)	(214,042)	174,720

Comprehensive income (loss)	$(58,327)	$385,580

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended June 30, 2012 and 2011

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Income (Loss)	Total

Balance, July 1, 2010	$4,275	$3,813,656	$7,954,578	$(354,600)	$(333,450)	$(500,142)	$10,584,317

Net income for the period ended June 30, 2011	—	—	210,860	—	—	—	210,860

Change in net unrealized gain (loss) on securities available for sale, net of tax effects of $2,812	—	—	—	—	—	(5,460)	(5,460)

Change in net unrealized loss of defined benefit pension plan, plus amortization for unrealized losses and prior service cost of $33,743 and tax effects of $(89,066)	—	—	—	—	—	172,892	172,892

Amortization of prior service cost for supplemental retirement plan, net of tax effects of $(3,754)	—	—	—	—	—	7,288	7,288

Commitment to release 1,710 employee stock ownership plan shares at fair value	—	3,468	—	—	17,100	—	20,568

Transfer of 1,710 allocated ESOP common shares subject to repurchase obligation at fair value	—	(17,100)	—	—	—	—	(17,100)

Change in fair value of 1,710 allocated ESOP common shares subject to repurchase obligation	—	(5,130)	—	—	—	—	(5,130)

Balance, June 30, 2011	$4,275	$3,794,894	$8,165,438	$(354,600)	$(316,350)	$(325,422)	$10,968,235

(Continued)

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended June 30, 2012 and 2011

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Income (Loss)	Total
Balance, July 1, 2011	$4,275	$3,794,894	$8,165,438	$(354,600)	$(316,350)	$(325,422)	$10,968,235

Net income for the period ended June 30, 2012	—	—	155,715	—	—	—	155,715

Change in net unrealized gain (loss) on securities available for sale, net of tax effects of $767	—	—	—	—	—	(1,488)	(1,488)

Change in net unrealized loss of defined benefit pension plan, plus amortization for unrealized losses and prior service cost of $21,825 and tax effects of $111,373	—	—	—	—	—	(216,196)	(216,196)

Amortization of prior service cost for supplemental retirement plan, net of tax effects of $(1,876)	—	—	—	—	—	3,642	3,642

Commitment to release 1,710 employee stock ownership plan shares at fair value	—	2,659	—	—	17,100	—	19,759

Transfer of 1,710 allocated ESOP common shares subject to repurchase obligation	—	(17,100)	—	—	—	—	(17,100)

Change in fair value of 3,420 allocated ESOP common shares subject to repurchase obligation	—	(1,983)	—	—	—	—	(1,983)

Balance, June 30, 2012	$4,275	$3,778,470	$8,321,153	$(354,600)	$(299,250)	$(539,464)	$10,910,584

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net income	$155,715	$210,860
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	48,500	30,000
Depreciation on premises and equipment	11,223	9,103
Net premium accretion on securities	265	261
Loss on sale or disposal of premises and equipment	637	1,687
Loss on sale of other real estate owned	—	764
Compensation expense related to ESOP shares	19,759	20,568
Deferred taxes	(54,142)	(56,916)
Change in:
Deferred loan costs	2,978	11,029
Accrued interest receivable	30,318	11,892
Other assets	(96,585)	167,896
Other liabilities	120,856	118,055
Net cash from operating activities	239,524	525,199

Cash flow from investing activities
Maturities of interest bearing time deposits	194,000	194,000
Purchase of interest bearing time deposits	(735,000)	—
Maturities, repayments and calls of securities held to maturity	149,628	209,307
Loan originations and payments, net	1,973,975	(832,934)
Proceeds from sale of other real estate owned	—	159,236
Proceeds from disposal of premises and equipment	—	365
Property and equipment purchases	(1,301,626)	(95,628)
Net cash used in investing activities	280,977	(365,654)

Cash flow from financing activities
Net change in deposits	1,350,013	539,041
Proceeds from FHLB advances	1,000,000	1,000,000
Repayments of FHLB advances	(2,000,000)	(2,500,000)
Net cash used in financing activities	350,013	(960,959)

Net change in cash and cash equivalents	870,514	(801,414)
Cash and cash equivalents, beginning of period	4,071,401	4,872,815

Cash and cash equivalents at end of period	$4,941,915	$4,071,401

	2012	2011
Cash paid during the year for
Interest	$440,969	$541,689
Income taxes	245,109	8,850

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

Interest-bearing Deposits in Other Financial Institutions:  Interest-bearing deposits in other financial institutions have original maturities of greater than 90 days and are carried at cost. Scheduled maturities of interest-bearing time deposits in other financial institutions were as follows:

Year ended June 30, 2013	$—
2014	343,000
2015	490,000

$833,000

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest income includes amortization of purchase premiums and discounts.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

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

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, plus net deferred loan costs less the allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipation prepayments.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days on non-payment.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Construction real estate:  Construction loans are subject to underwriting standards and processes similar to 1-4 family mortgage loans.  Real estate market values at the time of origination directly affect the amount of credit extended.  These values are determined from plans and estimates provided by the contractor.  Inspections are monitored by management.  Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values may impact the severity of losses.  Factors considered by management include unemployment levels, credit history, knowledge of general contractor and real estate values in the Company’s market area.

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

Commercial:  Commercial credit is extended to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects.  The majority of these borrowers are customer’s doing business in the Company’s primary market area.  These loans are generally underwritten individually and secured with the assets of the company and the personal guarantee of the business owners.  Commercial business loans are made based primarily on the borrower’s ability to make repayment from the historical and projected cash flow of the borrower’s business and the underlying collateral provided by the borrower.  Management specifically considers unemployment, credit history and the nature of the business.

Consumer Loans:  Consumer loans are primarily comprised of secured loans including automobile loans, loans on deposit accounts, home improvement loans and to a lesser extent, unsecured personal loans.  These loans are underwritten based on several factors including debt-to-income, type of collateral and loan to value, credit history and relationship with the borrower.  Unemployment rates are specifically considered by management

Premises and Equipment:  Premises and equipment are reported at cost less accumulated depreciation.  Depreciation is computed on both the straight-line and accelerated methods over the estimated useful lives of the assets.  Building and improvements have useful lives ranging from five to forty years.  Furniture and equipment have useful lives ranging from five to ten years.  Depreciation expense for the years ended June 30, 2012 and 2011 was $11,223 and $9,103.

These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.  Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Employee Stock Ownership Plan shares are considered outstanding for this calculation unless unearned.  The Company had no common shares issued under its stock option plan or other agreements for the periods presented.

The weighted average number of shares outstanding for basic earnings per common share was 396,724 and 395,014 for the years ended June 30, 2012 and 2011, respectively.

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

Employee Stock Ownership Plan:  The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings.  Dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may exercise a put option and require the Company to repurchase their ESOP shares upon termination.  As a result, an amount of equity equal to the fair value of the allocated shares is reclassified out of shareholders’ equity.  As of June 30, 2012 there were 3,420 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $19,759 and $20,568 for the fiscal years ended June 30, 2012 and 2011, respectively.

Retirement Plans:  Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized.  Employee 401(k) and profit sharing plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options:  The Company’s 2011 Equity Incentive Plan (the “Plan”), which was approved by shareholders on November 15, 2011, permits the grant of share options to its employees for up to an aggregate of 42,750 shares of common stock.  Provisions of the plan indicate option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant with vesting periods defined by the Board of Directors.  The fair value of options awarded is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  As of June 30, 2012 no grants of stock options related to the Plan have occurred and thus no compensation expense has been recognized related to the Plan.

The Plan also provides for the issuance of restricted shares to directors and officers.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  Total shares issuable under the plan are 17,100 at June 30, 2012.  No shares have been issued nor any expense recorded for the year ended June 30, 2012.

Advertising Costs:  Advertising costs are generally expensed as incurred.  Advertising expense included in other noninterest expense totaled $10,360 and $11,000 for the years ending June 30, 2012 and 2011, respectively.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications:  Some items in prior financial statements have been reclassified to conform to the current presentation.  Reclassifications had no affect on prior year net income or shareholders’ equity.

Adoption of New Accounting Pronouncements:  In May 2011, the Financial Accounting Standards Board (FASB) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011.  The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition, but the additional disclosures are included.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in the guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  Early adoption is permitted.  The adoption of this amendment had no impact on the consolidated financial statements as the prior presentation of comprehensive income was in compliance with this amendment.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$3,008	$—	$697,042

2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$5,263	$—	$699,297

There were no sales of available-for-sale securities during the years ended June 30, 2012 or 2011.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 2 — SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	2012
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities residential mortgage-backed:
FHLMC	$278,118	$16,187	$—	$294,305
GNMA	82,665	2,905	—	85,570
FNMA	183,242	13,840	—	197,082

	$544,025	$32,932	$—	$576,957

	2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Government sponsored entities residential mortgage-backed:
FHLMC	$333,111	$13,779	$—	$346,890
GNMA	91,135	3,162	—	94,297
FNMA	269,672	18,745	—	288,417

	$693,918	$35,686	$—	$729,604

The amortized cost and fair value of securities at year-end 2012 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily government sponsored entities mortgage-backed and mutual fund securities are shown separately.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Government sponsored entities residential mortgage-backed:	$—	$—	$544,025	$576,957
AMF Short US Government Fund	694,034	697,042	—	—

	$694,034	$697,042	$544,025	$576,957

There were no securities with unrealized losses as of June 30, 2012 and June 30, 2011.  At June 30, 2012 and June 30, 2011, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 - LOANS

Loans at year-end were as follows:

	2012	2011

1-4 family real estate	$26,153,817	$27,844,602
Multi-family real estate	290,557	235,613
Construction real estate	—	402,686
Nonresidential real estate:
Business	2,567,944	2,571,517
Agricultural	4,939,042	5,104,184

Commercial loans	499,619	486,701
Consumer loans:
Loans on deposits	15,280	56,188
Consumer auto	446,910	390,499
Consumer other secured	303,956	238,161
Consumer unsecured	486,738	361,572
Total loans	35,703,863	37,691,723

Deferred loan costs	40,920	43,898
Allowance for loan losses	(255,432)	(220,817)

	$35,489,351	$37,514,804

Loans to principal officers, directors, and their affiliates during fiscal 2012 and 2011 were as follows.

	2012	2011

Beginning balance	194,651	$217,318
Effect of changes in the composition of related parties	258,212	142,150
Repayments	(64,681)	(164,817)

Ending balance	$388,182	$194,651

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2012:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$186,092	$377	$644	$24,562	$1,557	$3,349	$4,236	$220,817
Provision for loan losses	54,753	88	(644)	(9,982)	42	660	3,583	48,500
Loans charged-off	(13,885)	—	—	—	—	—	—	(13,885)
Recoveries	—	—	—	—	—	—	—	—

Total ending allowance balance	$226,960	$465	$—	$14,580	$1,599	$4,009	$7,819	$255,432

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$142,657	$976	$887	$37,555	$2,451	$6,291	$—	$190,817
Provision for loan losses	43,435	(599)	(243)	(12,993)	(894)	(2,942)	4,236	30,000
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—

Total ending allowance balance	$186,092	$377	$644	$24,562	$1,557	$3,349	$4,236	$220,817

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	226,960	465	—	14,580	1,599	4,009	7,819	255,432

Total ending allowance balance	$226,960	$465	$—	$14,580	$1,599	$4,009	$7,819	$255,432

Loans:
Individually evaluated for impairment	$66,675	$—	$—	$483,897	$—	$—	$—	$550,572
Collectively evaluated for impairment	26,156,642	292,471	—	7,061,157	503,338	1,267,490	—	35,281,098

Total ending loans balance	$26,223,317	$292,471	$—	$7,545,054	$503,338	$1,267,490	$—	$35,831,670

Included in recorded investment is $40,920 of deferred loan costs and $86,887 of accrued loan interest.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	186,092	377	644	24,562	1,557	3,349	4,236	220,817

Total ending allowance balance	$186,092	$377	$644	$24,562	$1,557	$3,349	$4,236	$220,817

Loans:
Individually evaluated for impairment	$69,712	$—	$—	$488,589	$—	$—	$—	$558,301
Collectively evaluated for impairment	27,862,001	237,409	403,562	7,237,251	490,058	1,064,170	—	37,294,451

Total ending loans balance	$27,931,713	$237,409	$403,562	$7,725,840	$490,058	$1,064,170	$—	$37,852,752

Included in recorded investment is $43,898 of deferred loan costs and $117,131 of accrued loan interest.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 – LOANS (Continued)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2012:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family real estate	$66,475	$66,675	$—	$67,336	$199	$—

Nonresidential real estate:
Business	481,067	483,897	—	487,333	31,747	29,126

With an allowance recorded:	—	—	—	—	—	—

Total	$547,542	$550,572	$—	$554,669	$31,946	$29,126

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family real estate	$69,691	$69,712	$—	$83,063	$5,130	$5,130

Nonresidential real estate:
Business	488,382	488,589	—	40,716	22	—

With an allowance recorded:	—	—	—	—	—	—

Total	$558,073	$558,301	$—	$123,779	$5,152	$5,130

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 – LOANS (Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and 2011.

Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	2012	2011	2012	2011

1-4 family real estate	$—	$69,712	$—	$—
Multi-family real estate	—	—	—	—
Construction real estate	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—
Agricultural	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans:
Loans on deposits	—	—	—	—
Consumer auto	—	—	—	—
Consumer other secured	—	—	—	—
Consumer unsecured	—	—	—	—

Total	$—	$69,712	$—	$—

The following table presents the aging of the recorded investment of past due loans as of June 30, 2012 by class of loans:

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

1-4 family real estate	$36,436	$58,696	$—	$95,132	$26,128,185	$26,223,317
Multi-family real estate	—	—	—	—	292,471	292,471
Construction real estate	—	—	—	—	—	—
Nonresidential real estate:
Business	—	—	—	—	2,574,866	2,574,866
Agricultural	—	—	—	—	4,970,188	4,970,188
Commercial loans	—	—	—	—	503,338	503,338
Consumer loans:
Loans on deposits	—	—	—	—	15,397	15,397
Consumer auto	—	—	—	—	451,950	451,950
Consumer other secured	—	—	—	—	306,183	306,183
Consumer unsecured	—	—	—	—	493,960	493,960

Total	$36,436	$58,696	$—	$95,132	$35,736,538	$35,831,670

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

Troubled Debt Restructurings:

The Company had one residential real estate loan and one nonresidential real estate loan with a combined recorded investment of $550,572 classified as troubled debt restructures (TDRs) at June 30, 2012, which were individually evaluated for impairment.  At June 30, 2011 the Company had one nonresidential real estate loan with a recorded investment of $485,948 classified as a troubled debt restructure.

The Company has not allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and 2011.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2012 and 2011.

During the year ending June 30, 2012, the terms of one loan was modified as troubled debt restructuring.  The modification of the terms of such loan included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The modification involved an extension of the maturity date for a period of twelve years and five months and an increase in the interest rate from 5.00% to 6.75%.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment

Troubled Debt Restructurings:
1-4 family real estate	1	$58,004	$66,675
Multi-family real estate	—	—	—
Construction real estate	—	—	—
Nonresidential real estate:
Business	—	—	—
Agricultural	—	—	—
Commercial loans	—	—	—
Consumer loans:
Loans on deposits	—	—	—
Consumer auto	—	—	—
Consumer other secured	—	—	—
Consumer unsecured	—	—	—

Total	1	$58,004	$66,675

The troubled debt restructuring described above did not increase the allowance for loan losses and did not result in charge offs during the year ending June 30, 2012.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending June 30, 2012.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 - LOANS (Continued)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the year ending June 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2012 of $3.0 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the year ending June 30, 2012 and did not meet the definition of a troubled debt restructuring as the modification was a request for a lower interest rate due to local competition and market conditions.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 - LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans at recorded investment is as follows.  One residential loan and one business loan with a recorded investment of $66,675 and $483,897, respectively, are troubled debt restructurings and were classified as “pass” due to a loan to value ratio less than 47.0% each and the loans being current.

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$66,675	$—	$—	$—	$26,156,642
Multi-Family real estate	292,471	—	—	—	—
Construction real estate	—	—	—	—	—
Nonresidential real estate:
Business	2,574,866	—	—	—	—
Agricultural	4,970,188	—	—	—	—
Commercial loans	503,338	—	—	—	—

Total	$8,407,538	$—	$—	$—	$26,156,642

As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans at recorded investment is as follows.  One loan totaling $488,382 is a troubled debt restructuring and was classified as “pass” due to a loan to value ratio of 47.4% and the loan being current.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 3 - LOANS (Continued)

The following table presents the recorded investment of consumer loans based on payment activity as of June 30, 2012:

	Consumer
	Loans on		Other
	Deposits	Auto	Secured	Unsecured

Performing	$15,397	$451,950	$306,183	$493,960
Nonperforming	—	—	—	—

Total	$15,397	$451,950	$306,183	$493,960

Included in recorded investment is $8,332 of deferred loan fees and $6,274 of accrued loan interest.

The following table presents the recorded investment of consumer loans based on payment activity as of June 30, 2011:

	Consumer
	Loans on		Other
	Deposits	Auto	Secured	Unsecured

Performing	$58,852	$396,634	$240,205	$368,479
Nonperforming	—	—	—	—

Total	$58,852	$396,634	$240,205	$368,479

Included in recorded investment is $7,656 of deferred loan fees and $10,094 of accrued loan interest.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2012	2011

Land	$153,328	$153,328
Building and improvements	1,468,040	306,761
Furniture and equipment	265,376	168,474
Total	1,886,744	628,563
Accumulated depreciation	(337,862)	(369,447)

	$1,548,882	$259,116

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 4 - PREMISES AND EQUIPMENT (Continued)

During fiscal 2012, the Company completed construction of its new corporate headquarters building with a net book value of approximately $1.2 million at June 30, 2012.  The Company’s former headquarters building has a net book value of $7,000 at June 30, 2012 and is being marketed for sale.  A firm owned by a member of the Board of Directors acted in the capacity of general contractor for the newly constructed headquarters building. Amounts paid to the firm were approximately $1.1 million.

NOTE 5 – ACCRUED INTEREST RECEIVABLE

Accrued interest receivable was as follows.

	2012	2011

Loans	$86,887	$117,131
Securities	3,193	2,660
Interest bearing deposits, fed funds sold and other	2,599	3,206

	$92,679	$122,997

NOTE 6 - DEPOSITS

Deposits from principal officers, directors, and their affiliates at June 30, 2012 and 2011 were $916,565 and $785,285.  The aggregate amount of certificates of deposit accounts with balances greater than $100,000 at year-end 2012 and 2011 was $3,453,501 and $2,862,611.

Interest expense on deposits was as follows.

	2012	2011

Interest bearing checking	$4	$—
Savings	13,095	11,362
Time deposits	251,759	296,427

	$264,858	$307,789

Scheduled maturities of certificates of deposit were as follows.

Year ended June 30, 2013	$9,267,784
2014	6,423,523
2015	1,103,055
2016	805,941

$17,600,303

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Year-end advances from the Federal Home Loan Bank were as follows.

		2012	2011

1.02%	Fixed rate advance, due July 2014	$1,000,000	$—
1.14%	Fixed rate advance, due October 2014	1,000,000	1,000,000
2.00%	Fixed rate advance, due June 2012	—	1,000,000
2.89%	Fixed rate advance, due September 2014	1,000,000	1,000,000
3.36%	Fixed rate advance, due March 2017	1,000,000	1,000,000
4.39%	Putable advance, next call date August 2011, due November 2011	—	1,000,000
4.26%	Putable advance, next call date September 2012, due March 2014	1,000,000	1,000,000

		$5,000,000	$6,000,000

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

Required payments over the next five years are as follows:

Year ended June 30, 2013	$—
2014	1,000,000
2015	3,000,000
2016	—
2017	1,000,000

$5,000,000

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

Advances under the borrowing agreements are collateralized by a blanket pledge of the Company’s residential mortgage loan portfolio and FHLB stock.  At June 30, 2012 and 2011, the Company had approximately $24,994,000 and $26,495,000 of qualifying first-mortgage loans and $291,000 and $236,000 of multi-family mortgage loans pledged, in addition to FHLB stock, as collateral for FHLB advances.  At June 30, 2012, based on the Association’s current FHLB stock ownership, total assets and pledgable first-mortgage and multi-family mortgage loan portfolios, the Association had the ability to obtain borrowings up to an additional $11,442,000.

NOTE 8 - INCOME TAXES

Income tax expense was as follows.

	2012	2011

Current	$133,242	$163,216
Deferred	(54,142)	(56,916)

Total	$79,100	$106,300

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following.

	2012	2011

Federal statutory rate times financial statement income	$79,837	$107,834
Effect of:
Tax exempt interest income	(1,271)	(1,423)
Other, net	534	(111)

Total	$79,100	$106,300

Effective tax rate	33.69%	33.52%

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 8 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following.

	2012	2011
Deferred tax assets:
Allowance for loan losses	$86,847	$75,078
Accrued compensation	322,979	301,823
Impairment loss on securities	35,528	35,528
Pension	231,190	112,959
Total deferred tax asset	676,544	525,388

Deferred tax liabilities:
Deferred loan fees and costs	(13,913)	(14,925)
FHLB stock	(75,070)	(75,070)
Accrual to cash	(16,002)	(27,862)
Accumulated depreciation	(4,105)	(3,716)
Net unrealized gains on securities available for sale	(1,023)	(1,790)
Total deferred tax liability	(110,113)	(123,363)

Net deferred tax asset	$566,430	$402,025

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

At June 30, 2012 and 2011, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  There were no penalties or interest related to income taxes recorded in the income statement for the years ended June 30, 2012 and 2011 and no amounts accrued for penalties and interest as of June 30, 2012 or June 30, 2011.

The Company is subject to U.S. federal income tax.  The Company is no longer subject to examination by the federal taxing authority for years prior to 2008.  The tax years 2008-2011 remain open to examination by the U.S. taxing authority.

NOTE 9 - RETIREMENT PLANS

The Company has a funded noncontributory defined benefit pension plan that covers substantially all of its employees.  The plan provides defined benefits based on years of service and final average salary.  The Company uses June 30 as the measurement date for its pension plan.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 9 - RETIREMENT PLANS (Continued)

Information about changes in obligations and plan assets of defined benefit pension plan follows:

	2012	2011
Change in benefit obligation:
Beginning benefit obligation	$1,163,175	$1,189,283
Service cost	69,562	72,957
Interest cost	65,102	57,657
Actuarial loss (gain)	271,788	(126,999)
Benefits paid	(32,953)	(29,723)
Ending benefit obligation	1,536,674	1,163,175

Change in plan assets, at fair value:
Beginning plan assets	830,944	657,761
Actual return	(21,970)	144,946
Employer contribution	80,860	57,960
Benefits paid	(32,953)	(29,723)
Ending plan assets	856,881	830,944

Funded status at end of year (plan assets less benefit obligations)	$(679,793)	$(332,231)

Amounts recognized in accumulated other comprehensive loss at June 30 consist of the following.

	2012	2011

Net actuarial loss	$815,870	$485,403
Prior service cost	4,506	7,404

	$820,376	$492,807

The accumulated benefit obligation was $1,165,437 and $851,221 at the measurement date of June 30, 2012 and June 30, 2011.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 9 - RETIREMENT PLANS (Continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

The table below presents components of net periodic benefit cost and other amounts recognized in other comprehensive income using a measurement date of June 30 for 2012 and 2011.

	2012	2011

Service cost	$69,562	$72,957
Interest cost	65,102	57,657
Expected return on plan assets	(55,636)	(43,729)
Amortization of prior service cost	2,898	2,898
Amortization of net loss	18,927	30,845

Net periodic benefit cost	$100,853	$120,628

	2012	2011

Unrealized (gain) or loss during the period	$349,394	$(228,215)
Amortization of net loss	(18,927)	(30,845)
Amortization of prior service cost	(2,898)	(2,898)
Total recognized in other comprehensive income	327,569	(261,958)

Net periodic benefit cost	100,853	120,628

Total recognized in net periodic benefit cost and other comprehensive income	$428,422	$(141,330)

The estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $39,629 and $2,898.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 9 - RETIREMENT PLANS (Continued)

	2012	2011
Weighted-average assumptions used to determine net cost
Discount rate on benefit obligation	5.67%	4.91%
Long-term expected rate of return on plan assets	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine benefit obligation at year-end
Discount rate	4.13%	5.67%
Rate of compensation increase	4.00%	4.00%

There are no investments that are prohibited by the pension plan.

The Company’s pension plan asset allocation by asset class at year-end 2012 and 2011 are as follows:

	Percentage of Plan
	Assets at Year End
	2012	2011
Plan Assets
Mutual Funds:
S&P 500 growth	14.3%	13.9%
S&P 500 value	12.8	13.2
S&P International dividend	6.7	—
S&P Midcap 400 growth	7.7	8.3
S&P Midcap 400 value	7.1	7.5
S&P Smallcap 600 growth	2.0	2.1
S&P Smallcap 600 value	1.8	1.8
International equity funds	6.9	16.1
Emerging markets equity funds	5.7	7.2
U.S. core fixed income funds	5.7	5.9
U.S. corporate stock	0.1	0.2
Cash and cash equivalents	29.2	23.8

Total Plan Assets	100.0%	100.0%

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 9 - RETIREMENT PLANS (Continued)

The Company’s pension plan asset allocation at year-end 2012 and 2011, target allocation for 2013, and expected long-term rate of return by asset class are as follows:

		Percentage of Plan		Weighted-
	Target	Assets		Average Expected
	Allocation	at Year-end		Long-Term Rate
Asset Category	2013	2012	2011	of Return-2012

Investment funds	80%	71%	76%	6.5%
Cash and cash equivalents	20	29	24	4.0

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

The Company expects to contribute between $120,000-$125,000 to its pension plan in 2013.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 9 - RETIREMENT PLANS (Continued)

The fair value of the plan assets at June 30, 2012, by asset category, is as follows:

	Fair Value Measurements at
	June 30, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Plan Assets
Mutual Funds:
S&P 500 growth	$122,467	$122,467	$—	$—
S&P 500 value	109,737	109,737	—	—
S&P International dividend	57,253	57,253	—	—
S&P Midcap 400 growth	65,739	65,739	—	—
S&P Midcap 400 value	60,807	60,807	—	—
S&P Smallcap 600 growth	17,115	17,115	—	—
S&P Smallcap 600 value	15,089	15,089	—	—
International equity funds	59,003	59,003	—	—
Emerging markets equity funds	49,193	49,193	—	—
U. S. core fixed income funds	48,833	48,833	—	—
U. S. corporate stock	1,203	1,203	—	—
Cash and cash equivalents	250,442	250,442	—	—
Total Plan Assets	$856,881	$856,881	$—	$—

The fair value of the plan assets at June 30, 2011, by asset category, is as follows:

	Fair Value Measurements at
	June 30, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Plan Assets
Mutual Funds:
S&P 500 growth	$115,754	$115,754	$—	$—
S&P 500 value	109,244	109,244	—	—
S&P Midcap 400 growth	68,900	68,900	—	—
S&P Midcap 400 value	62,580	62,580	—	—
S&P Smallcap 600 growth	17,045	17,045	—	—
S&P Smallcap 600 value	15,077	15,077	—	—
International equity funds	134,052	134,052	—	—
Emerging markets equity funds	59,833	59,833	—	—
U. S. core fixed income funds	49,222	49,222	—	—
U. S. corporate stock	1,710	1,710	—	—
Cash and cash equivalents	197,527	197,527	—	—
Total Plan Assets	$830,944	$830,944	$—	$—

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 9 - RETIREMENT PLANS (Continued)

The following pension benefit payments are expected, which reflect expected future service.

2013	$29,729
2014	27,978
2015	26,175
2016	24,329
2017	30,840
2018-2022	546,830

Employee 401(k) and Profit Sharing Plan:  The Company maintains a 401(k) and profit sharing plan for all eligible employees.  To be eligible, an individual must have at least 1,000 hours of service.  Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation.  The Company provides a matching contribution on behalf of participants who make elective compensation deferrals, at the rate of 50% of the first 6% of the participant’s discretionary contribution.  Employee contributions are always 100% vested.  Employer matching contributions vest on a graduated basis at the rate of 20% per year in years two through six so that the employee is 100% vested after six years of service.  The 2012 and 2011 expense related to this plan was $11,333 and $10,855 respectively.

Deferred Compensation and Supplemental Retirement Plan:  The Board of Directors adopted a deferred compensation and supplemental retirement plan for directors and an executive officer of the Company during fiscal 1999.  Upon adoption, each nonemployee director was credited with $1,494 for each year of service as a director and the employee director was credited with $5,103 for each year of prior service.  The total liability for prior service upon adoption of the Plan was $143,541.  The prior service cost is being amortized over the estimated future service period (13 years) on a straight-line basis.  On each December 31 after 1998, each nonemployee director receives a credit to their account equal to 24% of the cash compensation that a participant earned during that calendar year.  The employee director receives an annual credit of 8%.  At the participant’s election, the participant’s account earns interest at the rate of the Company’s return on average equity for that year or at the rate the Company is paying on a certificate of deposit having a term of one year or less at January 1 of that year.  Total expense related to the Plan was $33,735 and $38,972 for the years ended June 30, 2012 and 2011.  The accrued supplemental retirement liability included in other liabilities was $257,387 at June 30, 2012 and $243,530 at June 30, 2011.

Distributions to participants or their beneficiary during fiscal 2012 and 2011 were $14,360 and $13,799, respectively.  Amounts recognized in accumulated other comprehensive loss before federal income taxes for prior service cost was $0 and $5,518 for June 30, 2012 and 2011, respectively.  There is no further amount of prior service cost for the supplemental retirement plan that will be amortized from accumulated other comprehensive income into supplemental retirement expense over the next fiscal year.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 9 - RETIREMENT PLANS (Continued)

Additionally, each participant may elect to defer up to 25% in base salary and up to 100% of director’s fees, bonuses or other cash compensation.  Amounts in participant’s accounts are vested at all times.  The accrued deferred compensation liability included in other liabilities was $320,638 at June 30, 2012 and $276,570 at June 30, 2011.  Earnings on amounts deferred included in salaries and employee benefits totaled $7,727 and $7,185 for the years ended June 30, 2012 and 2011.  Distributions to participants during fiscal 2012 and 2011 were $19,009 and $18,726, respectively.  The Plan is unfunded and subject to the general claims of creditors.

In conjunction with the conversion to a stock company with concurrent formation of a holding company, the Company allowed participants in the supplemental retirement and deferred compensation plans to use all or a portion of their funds in an one time election to purchase shares of the holding company at conversion.

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

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN

As part of the conversion to a stock company, the Company formed a leveraged ESOP.  The plan has a December 31 year-end and the first allocation was December 31, 2010.  The ESOP borrowed from the Company, totaling $342,000, to purchase 34,200 shares of stock at $10 per share.  The Company may make discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan.  When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded.  Dividends on allocated shares increase participant accounts.  The shares in the plan are expected to be allocated over a twenty year period.

Participants receive the shares at the end of employment.  A participant may require stock received to be repurchased unless the stock is traded on an established market.

Contributions to the ESOP during each year ended June 30, 2012 and 2011 were $23,506.  ESOP expense was $19,759 and $20,568 for the year ended June 30, 2012 and 2011, respectively.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

Shares held by the ESOP were as follows:

	2012	2011

Allocated	3,420	1,710
Committed to be released	855	855
Unearned	29,925	31,635

Total ESOP shares	34,200	34,200

Fair value of unearned shares	$361,494	$411,255

Fair value of allocated shares subject to repurchase obligation	$41,313	$22,230

The Company expects to allocate 1,710 shares for the December 31, 2012 plan year.

NOTE 11 — COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

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

Commitments to make loans at current market rates at year-end were as follows.

	2012		2011
	Balance	Rate	Balance	Rate

1-4 family real estate – fixed rate	$237,838	4.25%	$125,000	5.50%
Nonresidential real estate - fixed rate	254,365	4.63	—	—
Nonresidential real estate - variable rate	—	—	35,920	4.00

Commitments to make loans are generally made for periods of 60 days or less.  The loan commitments have maturities ranging up to 30 years.

At June 30, 2012 and 2011, the Company had no unused lines of credit.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 12 — FAIR VALUE

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

Fair Value Measurements
at June 30, 2012 Using
	Quoted Prices in	Significant	Significant
	Active Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
AMF Short US Government Fund	$697,042	$—	$—

Fair Value Measurements
at June 30, 2011 Using
	Quoted Prices in	Significant	Significant
	Active Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
AMF Short US Government Fund	$699,297	$—	$—

There were no transfers between Level 1 and Level 2 during the fiscal year ended June 30, 2012 or June 30, 2011.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 12 - FAIR VALUE (Continued)

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2012 or June 30, 2011.

There were no impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans at June 30, 2012.  During fiscal 2012, an additional provision for loan losses of $13,500 was recorded, related to impaired loans.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 12 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and June 30, 2011 are as follows:

		Fair Value Measurements at
		June 30, 2012 Using:
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$4,941,915	$4,941,915	$—	$—	$4,941,915
Interest bearing time deposits in other financial institutions	833,000	833,000	—	—	833,000
Securities available-for-sale	697,042	697,042	—	—	697,042
Securities held-to-maturity	544,025	—	576,957	—	576,957
Net Loans	35,489,351	—	—	35,251,000	35,251,000
FHLB stock	397,500	N/A	N/A	N/A	N/A
Accrued interest receivable	92,679	5,792	—	86,887	92,679

Financial liabilities
Deposits	$(27,825,745)	$(15,337,000)	$(12,557,000)	$—	$(27,894,000)
FHLB advances	(5,000,000)	—	(5,000,000)	—	(5,000,000)
Accrued interest payable	(41,030)	(10,560)	(30,470)	—	(41,030)

	June 30, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$4,071,401	$4,071,401
Interest bearing time deposits in other financial institutions	292,000	292,000
Securities available for sale	699,297	699,297
Securities held to maturity	693,918	729,604
Net loans	37,514,804	39,809,000
FHLB stock	397,500	N/A
Accrued interest receivable	122,997	122,997

Financial liabilities:
Deposits	(26,475,732)	(26,725,000)
FHLB advances	(6,000,000)	(6,210,000)
Accrued interest payable	(52,775)	(52,775)

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 12 - FAIR VALUE (Continued)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) Interest-bearing Time Deposits in Other Financial Institutions

The carrying amounts of interest-bearing time deposits in other financial institutions approximate fair values and are classified as Level 1.

(c) Securities Held to Maturity

The carrying amounts of securities held to maturity approximate fair values and are determined by quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data and are classified as Level 2.

(d) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(e) Loans

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

(f) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 12 - FAIR VALUE (Continued)

aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(g) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(h) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a classification consistent with the asset/liability they are associated with.

(i) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 13 - REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by the federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of June 30, 2012, the Association meets all capital adequacy requirements to which it is subject.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 13 - REGULATORY MATTERS (Continued)

Prompt corrective action regulations provide five classifications:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2012 and 2011, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

At year-end, the Association’s actual capital levels and minimum required levels were as follows.

					To Be
					Well Capitalized
			For		Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012
Total capital (to risk-weighted assets)	$10,217	38.2%	$2,141	8.0%	$2,677	10.0%
Tier I (core) capital (to risk-weighted assets)	9,961	37.2	1,071	4.0	1,606	6.0
Tier I (core) capital (to adjusted total assets)	9,961	22.1	1,802	4.0	2,253	5.0
Tangible capital (to adjusted total assets)	9,961	22.1	676	1.5	N/A	N/A

June 30, 2011
Total capital (to risk-weighted assets)	$9,905	38.1%	$2,082	8.0%	$2,602	10.0%
Tier I (core) capital (to risk-weighted assets)	9,685	37.2	1,041	4.0	1,561	6.0
Tier I (core)capital (to adjusted total assets)	9,685	21.8	1,780	4.0	2,225	5.0
Tangible capital (to adjusted total assets)	9,685	21.8	668	1.5	N/A	N/A

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

June 30, 2012 and 2011

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

Regulatory capital levels reported above differ from the Association’s total capital, computed in accordance with accounting principles general accepted in the United States (GAAP), as follows (in thousands):

	2012	2011

Total capital, computed in accordance with GAAP	$9,421	$9,359
Accumulated other comprehensive loss	540	326
Tier I (tangible) capital	9,961	9,685
Includable unrealized gains on securities	1	—
Allowance for loan losses	255	220

Total capital	$10,217	$9,905

NOTE 14 — EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2012	2011

Basic
Net income available to common shareholders	$155,715	$210,860

Weighted average common shares outstanding	427,504	427,504
Less: Average unearned ESOP shares	(30,780)	(32,490)

Average shares	396,724	395,014

Earnings per common share	$.39	$.53

The Company had no potential common shares issued under stock options or other agreements for the periods ended June 30, 2012 or June 30, 2011.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax.

		Current
	Balance at	Period	Balance at
	June 30, 2011	Change	June 30, 2012

Unrealized gains (losses) on securities available for sale	$3,473	$(1,488)	$1,985
Unrealized loss and unamortized prior service cost on defined benefit pension plan	(325,253)	(216,196)	(541,449)
Unamortized prior service cost on supplemental retirement plan	(3,642)	3,642	—

Total	$(325,422)	$(214,042)	$(539,464)

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Versailles Financial Corporation follows:

CONDENSED BALANCE SHEETS

June 30

	2012	2011
ASSETS
Cash and cash equivalents	$1,138,542	$1,252,347
Investment in banking subsidiary	9,421,366	9,358,903
Loan receivable from ESOP	316,563	329,365
Other assets	107,030	55,858

Total assets	$10,983,501	$10,996,473

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$31,604	$6,008
ESOP repurchase obligation	41,313	22,230
Shareholders’ equity	10,910,584	10,968,235

Total liabilities and shareholders’ equity	$10,983,501	$10,996,473

CONDENSED STATEMENTS OF INCOME

June 30

	2012	2011

Interest income	$12,832	$13,409
Other expense	166,363	122,987
Loss before income tax and undistributed subsidiary income	(153,531)	(109,578)
Income tax benefit	52,500	37,300
Equity in undistributed subsidiary income	256,746	283,138

Net income	$155,715	$210,860

Comprehensive income (loss)	$(58,327)	$385,580

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

June 30

	2012	2011
Cash flows from operating activities
Net income	$155,715	$210,860
Adjustments:
Equity in undistributed subsidiary income	(256,746)	(283,138)
Change in other assets	(51,172)	(38,490)
Change in other liabilities	25,596	3,046
Net cash from operating activities	(126,607)	(107,722)

Cash flows from investing activities
ESOP loan repayment	12,802	12,635
Net cash from investing activities	12,802	12,635

Net change in cash and cash equivalents	(113,805)	(95,087)

Beginning cash and cash equivalents	1,252,347	1,347,434

Ending cash and cash equivalents	$1,138,542	$1,252,347

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of June 30, 2012, the Company’s internal control over financial reporting is effective, based on those criteria. During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report is not required.

ITEM 9B.                                            Other Information

None.

PART III

ITEM 10.                                              Directors, Executive Officers and Corporate Governance

Versailles Financial Corporation has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics is available on our website at www.versaillesfinancialcorp.com.  A copy of the Code of Ethics will be furnished without charge upon written request to the Secretary, Versailles Financial Corporation, 10413 Kley Road, Versailles, Ohio 45380.

Information concerning directors and executive officers of Versailles Financial Corporation is incorporated herein by reference from the section captioned “Proposal I—Election of Directors” of our definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders (our “Proxy Statement”).

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

ITEM 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the section captioned “Voting Securities and Principal Holders Thereof” of our Proxy Statement.

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

10.10                     Versailles Financial Corporation 2011 Equity Incentive Plan****

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

101                              The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.±

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

****                    Incorporated by reference to the Proxy Statement on Schedule 14A of Versailles Financial Corporation (File No. 000-53870), filed with the Securities and Exchange Commission on October 17, 2011.

±                                         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION

Date: September 28, 2012	By:	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas P. Ahlers	President, Chief Executive Officer and Director	September 28, 2012
Douglas P. Ahlers	(Principal Executive Officer)

/s/ Cheryl J. Leach	Executive Vice President and Chief Financial Officer	September 28, 2012
Cheryl J. Leach	(Principal Financial and Accounting Officer)

/s/ Edward L. Borchers	Director	September 28, 2012
Edward L. Borchers

/s/ Kevin J. Drees	Director	September 28, 2012
Kevin J. Drees

/s/ Thomas L. Guillozet	Director	September 28, 2012
Thomas L. Guillozet

/s/ James C. Poeppelman	Director	September 28, 2012
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

101                              The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.