Form 10-Q
period 2012-09-30
Versailles Financial Corp
filed 2012-11-14
CIK 1471092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	Outstanding at November 13, 2012
427,504 Common Shares

VERSAILLES FINANCIAL CORPORATION

FINANCIAL STATEMENTS

September 30, 2012

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and June 30, 2012

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Cash and cash equivalents due from financial institutions	$1,948,257	$2,241,915
Overnight deposits	3,700,000	2,700,000
Total cash and cash equivalents	5,648,257	4,941,915
Interest-bearing time deposits in other financial institutions	1,080,000	833,000
Securities, available-for-sale	702,305	697,042
Securities held to maturity (fair value of $547,830 at September 30, 2012 and $576,957 at June 30, 2012)	514,273	544,025
Federal Home Loan Bank stock	397,500	397,500
Loans, net of allowance of $255,432 and $255,432	34,941,368	35,489,351
Premises and equipment, net	1,555,749	1,548,882
Accrued interest receivable	95,424	92,679
Other assets	674,472	715,517

Total assets	$45,609,348	$45,259,911

LIABILITIES
Non-interest bearing checking accounts	$23,664	$50
Interest bearing checking accounts	143,403	63,277
Savings accounts	10,255,138	10,162,115
Certificates of deposit	17,736,282	17,600,303
Total deposits	28,158,487	27,825,745
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	1,472,531	1,482,269

Common stock in ESOP subject to repurchase obligation	42,750	41,313

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 427,504 shares issued	4,275	4,275
Additional paid-in capital	3,778,103	3,778,470
Retained earnings	8,338,762	8,321,153
Treasury stock, 35,460 shares, at cost	(354,600)	(354,600)
Unearned employee stock ownership plan shares	(294,970)	(299,250)
Accumulated other comprehensive loss	(535,990)	(539,464)
Total shareholders’ equity	10,935,580	10,910,584

Total liabilities and shareholders’ equity	$45,609,348	$45,259,911

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months ended September 30, 2012 and 2011

	Three months ended
	September 30,
	2012	2011
Interest and dividend income
Loans, including fees	$435,113	$481,408
Securities available for sale	3,584	3,215
Securities held-to-maturity	3,785	5,308
FHLB dividends	4,200	3,964
Deposits with banks	3,081	3,160
Total interest and dividend income	449,763	497,055

Interest expense
Deposits	55,186	72,624
FHLB advances	31,848	47,650
Total interest expense	87,034	120,274

Net interest income	362,729	376,781
Provision for loan losses	—	15,000

Net interest income after provision for loan losses	362,729	361,781

Noninterest income
Other income	1,080	1,154
Total noninterest income	1,080	1,154

Noninterest expense
Salaries and employee benefits	152,489	141,444
Occupancy and equipment	21,349	5,599
Directors’ fees	15,000	15,000
Data processing	30,909	18,182
Franchise taxes	26,858	25,081
Legal, accounting and exam fees	67,471	77,144
Federal deposit insurance	5,100	5,100
Other	17,924	15,756
Total noninterest expense	337,100	303,306

Income before income taxes	26,709	59,629
Income tax expense	9,100	20,300
Net income	$17,609	$39,329

Earnings per common share	$0.04	$0.10

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three months ended September 30, 2012 and 2011

	2012	2011

Net income	$17,609	$39,329

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gain arising during the period	5,263	752
Tax effect	(1,789)	(255)
Net of tax	3,474	497

Supplemental retirement plans:
Amortization of prior service cost for supplemental retirement plan	—	2,761
Tax effect	—	(939)
Net of tax	—	1,822

Total other comprehensive income	3,474	2,319

Comprehensive income	$21,083	$41,648

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three months ended September 30, 2012

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Loss	Total

Balance, July 1, 2012	$4,275	$3,778,470	$8,321,153	$(354,600)	$(299,250)	$(539,464)	$10,910,584

Net income for the period ended September 30, 2012	—	—	17,609	—	—	—	17,609

Change in net unrealized gain on securities available for sale, net of tax effects of $1,789	—	—	—	—	—	3,474	3,474

Commitment to release 428 employee stock ownership plan shares at fair value	—	1,070	—	—	4,280	—	5,350

Change in fair value of 3,420 allocated ESOP common shares subject to repurchase obligation	—	(1,437)	—	—	—	—	(1,437)

Balance, September 30, 2012	$4,275	$3,778,103	$8,338,762	$(354,600)	$(294,970)	$(535,990)	$10,935,580

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended September 30, 2012 and 2011

	Three months ended
	September 30,
	2012	2011

Cash flows from operating activities
Net income	$17,609	$39,329
Adjustments to reconcile net income to net cash provided from operating activities
Provision for loan losses	—	15,000
Depreciation on premises and equipment	14,857	1,831
Net amortization of securities	84	65
Compensation expense related to ESOP shares	5,350	5,568
Change in:
Deferred loan costs	1,371	(1,407)
Accrued interest receivable	(2,745)	11,293
Other assets	39,256	28,553
Other liabilities	(9,738)	(137,713)
Net cash from operating activities	66,044	(37,481)

Cash flow from investing activities
Purchases of time deposits	(247,000)	—
Maturities, repayments and calls of securities held to maturity	29,668	41,403
Loan originations and payments, net	546,612	1,017,127
Property and equipment purchases	(21,724)	(206,115)
Net cash from investing activities	307,556	852,415

Cash flow from financing activities
Net change in deposits	332,742	920,660
Proceeds from FHLB advances	—	1,000,000
Net cash from financing activities	332,742	1,920,660

Net change in cash and cash equivalents	706,342	2,735,594
Cash and cash equivalents, beginning of period	4,941,915	4,071,401

Cash and cash equivalents at end of period	$5,648,257	$6,806,995

Cash paid during the year for
Interest	$88,095	$119,531
Income taxes	—	85,000

See accompanying notes to financial statements.

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2012, the results of operations for the three months ended September 30, 2012 and 2011 and cash flows for the three months ended September 30, 2012 and 2011.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto filed as part of Versailles Financial Corporation’s Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 28, 2012.

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

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent thirty-six months.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified: 1-4 family real estate, multi-family real estate, construction real estate, nonresidential real estate, commercial and consumer.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

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

Consumer:  Consumer loans are primarily comprised of secured loans including automobile loans, loans on deposit accounts, home improvement loans and, to a lesser extent, unsecured personal loans.  These loans are underwritten based on several factors including debt-to-income, type of collateral and loan to value, credit history and the Association’srelationship with the borrower.  Unemployment rates are specifically considered by management

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  Versailles had no potential common shares issuable under stock options or other agreements for the periods presented.  The weighted average number of shares outstanding for basic earnings per common share was 397,793 and 396,083 for the three months ended September 30, 2012 and 2011, respectively.

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

Employee Stock Ownership Plan:  The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings.  Dividends on unearned ESOP shares reduce debt and accrued interest.  Participants may exercise a put option and require the Company to repurchase their ESOP shares upon termination.  As a result, an amount of equity equal to the fair value of the allocated shares is reclassified out of shareholders’ equity.  As of September 30, 2012 there were 3,420 allocated shares related to the ESOP plan.  Compensation expense related to the plan was $5,350 and $5,568 for the three months ended September 30, 2012 and 2011, respectively.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options:  The Company’s 2011 Equity Incentive Plan (the “Plan”), which was approved by shareholders on November 15, 2011, permits the grant of stock options to its employees for up to an aggregate of 42,750 shares of common stock.  Provisions of the plan indicate option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant with vesting periods defined by the Board of Directors.  The fair value of options awarded is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  As of September 30, 2012 there were no grants of stock options related to the Plan and no compensation expense has been recognized related to the Plan.

Share Awards:  The Plan provides for the issuance of restricted shares to directors and officers.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  Total shares issuable under the plan are 17,100 at September 30, 2012.  No shares have been issued nor any expense recorded as of September 30, 2012.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$8,271	$—	$702,305

June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AMF Short US Government Fund	$694,034	$3,008	$—	$697,042

There were no sales of available-for-sale securities during the three months ended September 30, 2012 or 2011.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows.

	September 30, 2012
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

Government sponsored entities residential mortgage-backed:
FHLMC	$270,787	$17,172	$—	$287,959
GNMA	77,882	2,867	—	80,749
FNMA	165,604	13,518	—	179,122

	$514,273	$33,557	$—	$547,830

	June 30, 2012
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

Government sponsored entities residential mortgage-backed:
FHLMC	$278,118	$16,187	$—	$294,305
GNMA	82,665	2,905	—	85,570
FNMA	183,242	13,840	—	197,082

	$544,025	$32,932	$—	$576,957

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 2 — SECURITIES (Continued)

At September 30, 2012, the Company had no securities due at a single maturity date.  Additionally, the Company had no securities at September 30, 2012 or June 30, 2012 in an unrealized loss position.

NOTE 3 - LOANS

Loans at September 30, 2012 and June 30, 2012 were as follows:

	September 30,	June 30,
	2012	2012
Mortgage loans:
1-4 family real estate	$25,279,260	$26,153,817
Multi-family real estate	278,102	290,557
Construction real estate	219,844	—
Nonresidential real estate:
Business	2,520,975	2,567,944
Agricultural	4,947,126	4,939,042

Commercial loans	495,649	499,619
Consumer loans:
Loans on deposits	14,640	15,280
Consumer auto	546,649	446,910
Consumer other secured	304,786	303,956
Consumer unsecured	550,220	486,738
Total loans	35,157,251	35,703,863

Deferred loan costs	39,549	40,920
Allowance for loan losses	(255,432)	(255,432)

	$34,941,368	$35,489,351

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 3 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$226,960	$465	$—	$14,580	$1,599	$4,009	$7,819	$255,432
Provision for loan losses	(7,603)	(20)	352	(131)	(13)	523	6,892	—
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—

Total ending allowance balance	$219,357	$445	$352	$14,449	$1,586	$4,532	$14,711	$255,432

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Beginning balance	$186,092	$377	$644	$24,562	$1,557	$3,349	$4,236	$220,817
Provision for loan losses	24,055	326	(166)	(6,691)	(103)	1,124	(3,545)	15,000
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—

Total ending allowance balance	$210,147	$703	$478	$17,871	$1,454	$4,473	$691	$235,817

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 3 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	219,357	445	352	14,449	1,586	4,532	14,711	255,432

Total ending allowance balance	$219,357	$445	$352	$14,449	$1,586	$4,532	$14,711	$255,432

Loans:
Individually evaluated for impairment	$66,026	$—	$—	$481,813	$—	$—	$—	$547,839
Collectively evaluated for impairment	25,285,393	279,480	220,158	7,019,579	500,329	1,432,444	—	34,737,383

Total ending loans balance	$25,351,419	$279,480	$220,158	$7,501,392	$500,329	$1,432,444	$—	$35,285,222

Included in recorded investment is $39,549 of deferred loan costs and $88,422 of accrued loan interest.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 3 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011:

	1-4 Family	Multi-Family	Construction	Nonresidential
	Real	Real	Real	Real	Commercial	Consumer	Unallocated
	Estate	Estate	Estate	Estate	Loans	Loans	Balance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	210,147	703	478	17,871	1,454	4,473	691	235,817

Total ending allowance balance	$210,147	$703	$478	$17,871	$1,454	$4,473	$691	$235,817

Loans:
Individually evaluated for impairment	$65,456	$—	$—	$489,949	$—	$—	$—	$555,405
Collectively evaluated for impairment	27,020,560	221,249	298,919	7,132,665	459,080	1,136,075	—	36,268,548

Total ending loans balance	$27,086,016	$221,249	$298,919	$7,622,614	$459,080	$1,136,075	$—	$36,823,953

Included in recorded investment is $45,305 of deferred loan costs and $104,052 of accrued loan interest.

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2012:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family real estate	$65,829	$66,026	$—	$65,972	$1,116	$1,118

Nonresidential real estate:
Business	478,994	481,813	—	479,455	7,854	7,866

With an allowance recorded:	—	—	—	—	—	—

Total	$544,823	$547,839	$—	$545,427	$8,970	$8,984

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

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

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
1-4 family real estate	$65,437	$65,456	$—	$66,874	$871	$871

Nonresidential real estate:
Business	487,085	489,949	—	489,497	7,986	5,328

With an allowance recorded:	—	—	—	—	—	—

Total	$552,522	$555,405	$—	$556,371	$8,857	$6,199

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 3 — LOANS (Continued)

There were no nonaccrual loans or loans past due over 90 days still on accrual as of September 30, 2012 and June 30, 2012.

The following table presents the aging of the recorded investment of past due loans as of September 30, 2012 by class of loans:

	30 - 59	60 - 89	Greater than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

1-4 family real estate	$91,291	$—	$—	$91,291	$25,260,128	$25,351,419
Multi-family real estate	—	—	—	—	279,480	279,480
Construction real estate	—	—	—	—	220,158	220,158
Nonresidential real estate:
Business	—	—	—	—	2,530,106	2,530,106
Agricultural	—	—	—	—	4,971,286	4,971,286
Commercial loans	—	—	—	—	500,329	500,329
Consumer loans:
Loans on deposits	—	—	—	—	14,735	14,735
Consumer auto		—	—		552,709	552,709
Consumer other secured	—	—	—	—	306,415	306,415
Consumer unsecured	—	—	—	—	558,585	558,585

Total	$91,291	$—	$—	$91,291	$35,193,931	$35,285,222

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

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

Troubled Debt Restructurings:  At September 30, 2012 and June 30, 2012, the Company had two loans, one residential real estate loan and one nonresidential real estate loan, with a combined recorded investment of $547,839 and $550,572, respectively, classified as troubled debt restructures (TDRs), which were individually evaluated for impairment.  At September 30, 2011 the Company had one nonresidential real estate loan with a recorded investment of $489,949 classified as a troubled debt restructure.

The Company has not allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and June 30, 2012.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2012 and June 30, 2012.

During the three month period ended September 30, 2012, the Company did not modify any loans as TDRs, record any charge-offs related to TDRs or experience a payment default on a TDR within the twelve months following the modification.  During the year ended June 30, 2012, the Company modified one residential loan as a TDR which had a pre-modification outstanding recorded investment of $58,004 and a post-modification outstanding recorded investment of $66,675.  The troubled debt restructuring did not increase the allowance for loan losses and did not result in charge offs during the year ended June 30, 2012.

The modification of the terms of such loans would include one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 3 — LOANS (Continued)

The loan modification during the year ended June 30, 2012 involved an extension of the maturity date for a period of 149 months and a 1.75% increase in the interest rate.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three months ended September 30, 2012 that did not meet the definition of a troubled debt restructuring.  These loans have a total recorded investment as of September 30, 2012 of $1.5 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the three months ended September 30, 2012 and did not meet the definition of a troubled debt restructuring as the modification was a request for a lower interest rate due to local competition and market conditions.

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 3 — LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of September 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans at recorded investment is as follows.  Two loans, one residential real estate loan and one nonresidential real estate loan, with a recorded investment of $66,026 and $481,813, respectively, are troubled debt restructurings and were classified as “pass” due to a loan to value ratio less than 47.0% each and the loans being current.

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

1-4 Family real estate	$66,026	$—	$—	$—	$25,285,393
Multi-Family real estate	279,480	—	—	—	—
Construction real estate	220,158	—	—	—	—
Nonresidential real estate:
Business	2,530,106	—	—	—	—
Agricultural	4,971,286	—	—	—	—
Commercial loans	500,329	—	—	—	—

Total	$8,567,385	$—	$—	$—	$25,285,393

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans at recorded investment is as follows.  Two loans, one residential real estate loan and one nonresidential real estate loan, with a recorded investment of $66,675 and $483,897, respectively, are troubled debt restructurings and were classified as “pass” due to a loan to value ratio less than 47.0% each and the loans being current.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

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

The following table presents the recorded investment of consumer loans based on payment activity as of September 30, 2012:

	Consumer
	Loans on		Other
	Deposits	Auto	Secured	Unsecured

Performing	$14,735	$552,709	$306,415	$558,585
Nonperforming	—	—	—	—

Total	$14,735	$552,709	$306,415	$558,585

Included in recorded investment is $9,222 of deferred loan fees and $6,927 of accrued loan interest.

The following table presents the recorded investment of consumer loans based on payment activity as of June 30, 2012:

	Consumer
	Loans on		Other
	Deposits	Auto	Secured	Unsecured

Performing	$15,397	$451,950	$306,183	$493,960
Nonperforming	—	—	—	—

Total	$15,397	$451,950	$306,183	$493,960

Included in recorded investment is $8,332 of deferred loan fees and $6,274 of accrued loan interest.

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 4 — FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

Fair Value Measurements
at September 30, 2012 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:
AMF Short US Government Fund	$702,305	$—	$—

Fair Value Measurements
at June 30, 2012 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:
AMF Short US Government Fund	$697,042	$—	$—

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2012 and June 30, 2012.

The carrying amount and estimated fair values of financial instruments were as follows at period-end.

		Fair Value Measurements at
	Carrying	September 30, 2012 Using:
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$5,648,257	$5,648,257	$—	$—	$5,648,257
Interest bearing time deposits in other financial institutions	1,080,000	1,080,000	—	—	1,080,000
Securities available-for-sale	702,305	702,305	—	—	702,305
Securities held-to-maturity	514,273	—	547,830	—	547,830
Net Loans	34,941,368	—	—	34,720,000	34,720,000
FHLB stock	397,500	N/A	N/A	N/A	N/A
Accrued interest receivable	95,424	7,002	—	88,422	95,424

Financial liabilities
Deposits	$(28,158,487)	$(15,831,000)	$(12,370,000)	$—	$(28,201,000)
FHLB advances	(5,000,000)	—	(5,000,000)	—	(5,000,000)
Accrued interest payable	(39,969)	(10,988)	(28,981)	—	(39,969)

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 4 — FAIR VALUE (Continued)

		Fair Value Measurements at
	Carrying	June 30, 2012 Using:
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$4,941,915	$4,941,915	$—	$—	$4,941,915
Interest bearing time deposits in other financial institutions	833,000	833,000	—	—	833,000
Securities available-for-sale	697,042	697,042	—	—	697,042
Securities held-to-maturity	544,025	—	576,957	—	576,957
Net Loans	35,489,351	—	—	35,251,000	35,251,000
FHLB stock	397,500	N/A	N/A	N/A	N/A
Accrued interest receivable	92,679	5,792	—	86,887	92,679

Financial liabilities
Deposits	$(27,825,745)	$(15,337,000)	$(12,557,000)	$—	$(27,894,000)
FHLB advances	(5,000,000)	—	(5,000,000)	—	(5,000,000)
Accrued interest payable	(41,030)	(10,560)	(30,470)	—	(41,030)

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

(Continued)

VERSAILLES FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended September 30, 2012

NOTE 4 — FAIR VALUE (Continued)

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

(Continued)

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

(Continued)

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

•                  the recent drought conditions, which may increase the likelihood that our agricultural and farmland loan customers, as well as commercial loan customers whose businesses depend on or are related to agriculture, are unable to make payments on their loans, and which may reduce deposits from such customers as their revenues decrease and expenses increase;

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

(Continued)

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

Comparison of Financial Condition at September 30, 2012 and June 30, 2012.

General.  Our total assets increased $0.3 million, or 0.8%, to $45.6 million at September 30, 2012 from $45.3 million at June 30, 2012.  Cash and cash equivalents increased $0.7 million, or 14.3%, to $5.6 million at September 30, 2012 from $4.9 million at June 30, 2012.  Net loans decreased $0.6 million, or 1.5%, to $34.9 million at September 30, 2012 from $35.5 million at June 30, 2012.  Interest-bearing time deposits in other financial institutions increased $0.3 million, or 29.7%, to $1.1 million at September 30, 2012 from $0.8 million at June 30, 2012.

Loans.  Net loans decreased $0.6 million, or 1.5%, to $34.9 million at September 30, 2012 from $35.5 million at June 30, 2012.  1-4 family, multifamily and construction real estate loans decreased $0.6 million, or 2.5%, to $25.8 million at September 30, 2012 from $26.4 million at June 30, 2012.  This decrease represents a combination of reduced demand for these type loans and customers seeking other refinancing options.

Investments.  Investment securities remained virtually unchanged at $1.2 million for the three months ended September 30, 2012 and the year ended June 30, 2012.  Net pay-downs in government sponsored mortgage-backed securities totaled $30,000 for the three months ended September 30, 2012.  The carrying value of investment securities held for sale had an unrealized gain of $5,000 for the three months ended September 30, 2012.

Cash and cash equivalents.  Cash and cash equivalents increased $0.7 million, or 14.3%, to $5.6 million at September 30, 2012 from $4.9 million at June 30, 2012.  The increase in cash and cash equivalents was primarily due to increased deposits and principal reductions on existing loans that exceeded new loan originations.

Premises and equipment.  The balance in premises and equipment was nearly unchanged at $1.5 million for the three months ended September 30, 2012 and the year ended June 30, 2012.  During the three months ended September 30, 2012, new fixed asset purchases totaled $22,000 and was partially offset by depreciation on the new office facility and new equipment in the amount of $15,000.  We anticipate increased expenses related to the operation of the new larger facility and expanded services in future periods.

(Continued)

Deposits.  Deposits increased $0.4 million, or 1.2%, to $28.2 million at September 30, 2012 from $27.8 at June 30, 2012.  Some investors shifted funds to deposit products from equity-based investments, given the continued volatility in the stock markets during the period.  The funds from the increase in deposits are generally held in cash and cash equivalents until they are able to be deployed into credit worthy loans or investment securities.

Borrowings.  Federal Home Loan Bank of Cincinnati advances remained unchanged at $5.0 million at September 30, 2012 and June 30, 2012.  We continue to utilize borrowings as an alternative funding source.  Our borrowings from the Federal Home Loan Bank of Cincinnati consist of advances with laddered terms of up to five years and interest rates between 4.26% and 1.02%.

Equity.  Total equity was virtually unchanged at $10.9 million for the three months ended September 30, 2012 and the year ended June 30, 2012 with a minimal increase in equity of $25,000.  The increase was primarily the result of net income of $18,000 for the three months ended September 30, 2012 coupled with the allocation of ESOP shares which increased equity by $4,000 and a $3,000 reduction in the reserve for other comprehensive loss related to the increase in the unrealized gain on investment securities held for sale.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and the Three Months Ended September 30, 2011

General.  Net income decreased $21,700, or 55.2%, to $17,600 for the three months ended September 30, 2012 from $39,300 for the three months ended September 30, 2011.  This was primarily due to a $33,800 increase in noninterest expense and an $11,200 decrease in income tax expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net Interest Income.  Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  Net interest income decreased $14,100, or 3.7%, to $362,700 for the three months ended September 30, 2012 from $376,800 for the three months ended September 30, 2011.  This reflected an increase in our interest rate spread to 3.20% from 3.10% offset by a decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 127.99% from 130.13%.  Our net interest margin increased to 3.43% from 3.42% due to a reduction in the average rate for advances combined with other interest bearing liabilities that repriced faster than interest earning assets in the current low interest rate environment.

Interest Income.  Interest and dividend income decreased $47,000, or 9.5%, to $450,000 for the three months ended September 30, 2012 from $497,000 for the three months ended September 30, 2011.  Average interest-earning assets decreased to $42.3 million for the three months ended September 30, 2012 from $44.0 million for the three months ended September 30,

(Continued)

2011.  The decrease in interest and dividend income is attributable to a decrease in the average yield on interest earning assets to 4.25% for the three months ended September 30, 2012 from 4.52% for the three months ended September 30, 2011.

Interest income on loans decreased $46,000, or 9.6%, to $435,000 for the three months ended September 30, 2012 from $481,000 for the three months ended September 30, 2011, reflecting a decrease in the average balance of loans to $34.9 million for the three months ended September 30, 2012 from $36.9 million for the three months ended September 30, 2011, as well as a decrease in average yields on such balances to 4.98% for the three months ended September 30, 2012 from 5.22% for the three months ended September 30, 2011.  The lower yields reflect the continued low interest rate environment.

Interest and dividend income on investment securities decreased $1,100, or 13.6%, to $7,400 for the three months ended September 30, 2012 from $8,500 for the three months ended September 30, 2011, reflecting a decrease in the average balance of such securities to $1.2 million for the three months ended September 30, 2012 from $1.4 million for the three months ended September 30, 2011, coupled with an increase in the average yield on available for sale securities to 2.07% from 1.85% and a decrease in the average yield on held to maturity securities to 2.89% from 3.19%.

Interest Expense.  Interest expense decreased $33,300, or 27.6%, to $87,000 for the three months ended September 30, 2012 from $120,300 for the three months ended September 30, 2011.  The decrease reflected a decrease in the average rate paid on certificates of deposit and Federal Home Loan Bank of Cincinnati borrowings in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Interest expense on certificates of deposit decreased $16,200, or 23.3%, to $53,300 for the three months ended September 30, 2012 from $69,500 for the three months ended September 30, 2011.  The average balance of such certificates remained unchanged at $17.7 million for the three months ended September 30, 2012 and 2011.  The decrease in interest expense resulted from a decrease in the average cost of such certificates to 1.17% for the three months ended September 30, 2012 from 1.57% for the three months ended September 30, 2011.

Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Cincinnati, decreased by $15,800, or 33.2%, to $31,850 for the three months ended September 30, 2012 from $47,650 for the three months ended September 30, 2011.  The decrease reflected the decrease in the weighted average rate paid on such borrowings to 2.55% for the three months ended September 30, 2012 from 2.72% for the three months ended September 30, 2011.  The average balance of such borrowings decreased by $2.0 million, or 28.6%, to $5.0 million for the three months ended September 30, 2012 from $7.0 million for the three months ended September 30, 2011.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2012 and 2011.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average

(Continued)

balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

(Continued)

	(Dollars in thousands)
	Three months ended 09-30-2012			Three months ended 09-30-2011
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$34,940	$435	4.98%	$36,917	$481	5.22%
Investment securities available for sale	699	4	2.07%	702	3	1.85%
Investment securities held to maturity	523	4	2.89%	665	5	3.19%
FHLB stock	398	4	4.23%	398	4	3.99%
Other interest-earning assets	5,767	3	0.21%	5,341	4	0.24%
Total interest-earning assets	42,327	450	4.25%	44,023	497	4.52%
Allowance for loan losses	(255)			(231)
Noninterest-earning assets	3,435			2,099

Total assets	$45,507			$45,891

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$10,254	$3	0.13%	$9,105	$3	0.14%
Interest bearing checking	124	0	0.00%	—	—	0.00%
Certificates of deposit	17,693	52	1.17%	17,718	70	1.57%
Total interest-bearing deposits	28,071	55	0.79%	26,823	73	1.08%

FHLB advances	5,000	32	2.55%	7,000	47	2.72%
Total interest-bearing liabilities	33,071	87	1.05%	33,823	120	1.42%

Other noninterest-bearing liabilities	1,462			1,040

Common stock in ESOP subject to repurchase obligation	43			22

Total shareholder’s equity	10,931			11,006

Total liabilities and equity	$45,507			$45,891

Net interest income		$363			$377

Interest rate spread			3.20%			3.10%

Net interest margin			3.43%			3.42%

Average interest-earning assets to average interest-bearing liabilities	127.99%			130.13%

(Continued)

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

No provision for loan losses was recorded for the three months ended September 30, 2012 compared to a provision for loan losses of $15,000 for the three months ended September 30, 2011.  The allowance for loan losses was $255,000, or 0.73% of total loans, at September 30, 2012, $255,000, or 0.72% of total loans at June 30, 2012, and $236,000, or 0.64% of total loans at September 30, 2011.  Total nonperforming loans were $0 at September 30, 2012 and June 30, 2012 compared to $65,000 at September 30, 2011.  The $65,000 decrease in nonperforming loans was due to the modification of a nonaccrual loan during the year ended June 30, 2012.  No losses were deemed probable on other impaired loans at September 30, 2012.  To the best of our knowledge, we have recorded all probable incurred credit losses for the three month periods ended September 30, 2012 and September 30, 2011.

Noninterest Income.  Our noninterest income decreased to $1,080 for the three months ended September 30, 2012 from $1,154 for the three months ended September 30, 2011.  The $74 decrease is primarily the result of a change in the composition of miscellaneous fees for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Noninterest Expense.  Noninterest expense increased $33,800, or 11.1%, to $337,100 for the three months ended September 30, 2012 from $303,300 for the three months ended September 30, 2011.  Salary and benefit expense increased to $152,500 for the three months ended September 30, 2012 from $141,400 for the three months ended September 30, 2011 due to routine salary increases for the calendar year 2012 and seasonal staffing.  Data processing expense increased to $30,900 for the three months ended September 30, 2012 from $18,200 for the three months ended September 30, 2011 due to the ongoing implementation of expanded customer services.  Legal, accounting and exam expenses decreased to $67,500 for the three months ended September 30, 2012 from $77,100 for the three months ended September 30, 2011 primarily due to the lower legal expenses in the current period.  Occupancy and equipment expenses increased to $21,300 for the three months ended September 30, 2012 from $5,600 for the three months ended September 30, 2011 primarily due to depreciation expense on the new facility.  Franchise tax expense increased to $26,900 for the three months ended September 30, 2012 from $25,100 for the three months ended September 30, 2011 and other expenses increased to $17,900 for the three months ended September 30, 2012 from $15,800 for the three months ended September 30, 2011.

(Continued)

Income Tax Expense. The provision for income taxes decreased to $9,100 for the three months ended September 30, 2012, compared to $20,300 for the three months ended September 30, 2011, a decrease of $11,200, or 55.2%, as a result of the decrease in net income before income taxes.  The effective tax rate was relatively unchanged for the comparative periods.  The effective tax rate was 34.1% and 34.0%, respectively, for the three months ended September 30, 2012 and 2011.

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

Our cash flows are comprised of three primary classifications: (i) operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $66,044 for the three months ended September 30, 2012 and $(37,481) for the three months ended September 30, 2011.  The increase is primarily due to no required federal income tax deposit during the three months ended September 30, 2012 compared to $85,000 during the three months ended September 30, 2011 and no provision for loan losses for the three months ended September 30, 2012 compared to $15,000 for the three months ended September 30, 2011.

Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans, proceeds from securities and time deposit maturities, the purchase of time deposits and the investment in a new home office.  Net cash flows from investing activities were $307,556 for the three months ended September 30, 2012 and $852,415 for the three months ended September 30, 2011.  The decrease primarily resulted from loan originations that exceeded loan repayments in the three months ended September 30, 2012 coupled with the purchase of time deposits that yield a better return than idle funds.

Net cash from financing activities consisted primarily of activity in deposits and borrowings.  Net cash flows from financing activities were $332,742 for the three months ended September 30, 2012 and $1,920,660 for the three months ended September 30, 2011.  The change in net cash flows provided by financing activities for the three months ended September 30, 2012 was derived solely from deposits.  For the three months ended September 30, 2011 the change in net cash flows provided by financing activities was from both deposits and proceeds from FHLB advances.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At September 30, 2012 and June 30, 2012, cash and short-term investments totaled $5.6 million and $4.9 million, respectively. We may also utilize the sale of securities available-for-

(Continued)

sale, federal funds purchased, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At September 30, 2012 and June 30, 2012, we had outstanding commitments to originate loans of $915,000 and $492,000, respectively, and no unfunded commitments under lines of credit.  We had unfunded commitments for residential construction loans totaling $318,200 and $347,200, respectively, at September 30, 2012 and June 30, 2012.  We anticipate that we will have sufficient funds available to meet our current loan commitments.  Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from September 30, 2012 totaled $9.0 million compared to $9.3 million at June 30, 2012.  Based on past experience, management believes that a significant portion of such deposits will remain with us.  Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government and agency obligations and residential mortgage-backed securities of short duration.  If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati.  At September 30, 2012, we had $5.0 million outstanding in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $11.4 million.

The Association is subject to various regulatory capital requirements.  At September 30, 2012 and June 30, 2012, we were in compliance with all applicable capital requirements.

			To Be
			Well Capitalized
			Under Prompt
			Corrective
	Actual		Action Regulations
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2012
Total capital (to risk-weighted assets)	$10,271	38.2%	$2,686	10.0%
Tier I (core) capital (to risk-weighted assets)	10,012	37.3	1,612	6.0
Tier I (core) capital (to adjusted total assets)	10,012	22.0	2,276	5.0
Tangible capital (to adjusted total assets)	10,012	22.0		N/A

June 30, 2012
Total capital (to risk-weighted assets)	$10,217	38.2%	$2,677	10.0%
Tier I (core) capital (to risk-weighted assets)	9,961	37.2	1,606	6.0
Tier I (core) capital (to adjusted total assets)	9,961	22.1	2,253	5.0
Tangible capital (to adjusted total assets)	9,961	22.1		N/A

(Continued)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.**

*                                         Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 17, 2009

**                                  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSAILLES FINANCIAL CORPORATION
(Registrant)

Date:	November 14, 2012	/s/ Douglas P. Ahlers
Douglas P. Ahlers
President & CEO
(Principal Executive Officer)

Date:	November 14, 2012	/s/ Cheryl J. Leach
Cheryl J. Leach
Vice President & Treasurer
(Principal Accounting Officer)